Form 10QSB
period 1996-06-30
HARBOR BANKSHARES CORP
filed 1996-08-08
CIK 889608

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
- --------------------------------------------------------------------------------

For quarter ended June 30, 1996
                  -------------
Commission file number 0-20990
                      ---------
Harbor Bankshares Corporation
- -----------------------------
(Exact name of registrant as specified in its charter)

Maryland                                                    52-1786341
- --------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             identification no.)

25 W. Fayette Street, Baltimore, Maryland                   21201
- ------------------------------------------                  -----
(address of principal executive offices)                    (zip code)

                           (410) 528-1800
                           --------------
Registrant's telephone number, including area code

                           Not Applicable
                           --------------
Former name, address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 X   YES   _____ NO
                                               -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $.01 Par value--612,774 shares as of June 30, 1996
- ----------------------------------------------------------------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
- --------------------------------------------------------------------------------

                                      INDEX
                                      -----


PART I        FINANCIAL INFORMATION
              ---------------------

Item 1.       Financial Statements

              Consolidated Statements of Condition - June 30, 1996 (Unaudited) and December 31, 1995

              Consolidated Statements of Income (Unaudited) - Three months ended June 30, 1996 and 1995

              Consolidated Statements of Income (Unaudited) - Six months ended June 30, 1996 and 1995

              Consolidated Statement of Cash Flows (Unaudited) - Six months ended June 30, 1996 and 1995

              Notes to Unaudited Consolidated Financial Statements.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II       OTHER INFORMATION
              -----------------
Item I        Legal Proceedings.
Item II       Changes in Securities.
Item III      Defaults upon Senior Securities.
Item IV       Submission of Matters to a Vote of Security Holders.
Item V        Other Information.
Item VI       Exhibits and Reports on Form 8-K.



SIGNATURES:

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
- --------------------------------------------------------------------------------

                      Consolidated Statements of Condition

                                                       June 30     Dec 31
                                                         1996       1995
                                                       -------     ------
                                                            (Unaudited)
                                                        Dollars in Thousands

ASSETS
Cash and Due from Banks                                $  5,753       $  6,682
Interest Bearing Deposits in Other Banks                  7,292          7,518
Investment Securities:
     Held to maturity (market values of $14,741 as of    15,014          9,437
     6/30/96 and $9,654 as of 12/31/95)
     Available for Sale                                   1,588          1,461
                                                          -----          -----
          Total Investment Securities                    16,602         10,898
Federal Funds Sold                                        -----          4,308
Loans                                                    81,866         78,238
Unearned Income                                           (151)          (129)
Reserve for Possible Loan Losses                          (871)          (817)
                                                          ----           ----
          Net Loans                                      80,844         77,292
Property and Equipment - Net                                848            806
Intangible Assets - Net                                   4,328          4,494
Accrued Interest Receivable and Other Assets              1,502          1,318
                                                          -----          -----
          TOTAL ASSETS                                 $117,169       $113,316
LIABILITIES
Deposits:
     Non-Interest Bearing Demand                       $  9,979       $ 12,683
     Interest Bearing Transaction Accounts               15,361         15,337
     Savings                                             36,568         34,140
     Time, $100,000 or more                              10,975         11,348
     Other Time                                          27,196         27,590
                                                         ------         ------
          Total Deposits                                100,079        101,098
Federal Funds Purchased                                   2,000           ----
Accrued Interest and Other Liabilities                      795            780
Notes Payable                                             5,796          5,796
                                                          -----          -----
          TOTAL LIABILITIES                            $108,670       $107,674
SHAREHOLDERS' EQUITY
Common stock-par value $.01 per share:
Authorized 10,000,000 shares;
issued & outstanding 612,774
at 6/30/96 & 428,488 at 12/31/95                              6              4
Capital Surplus                                           5,530          2,829
Retained Earnings                                         2,959          2,797
Net unrealized gains on available-for-sale securities         4             12
                                                             ---           ---
          TOTAL SHAREHOLDERS' EQUITY                       8,499          5,642
                                                           -----          -----
          TOTAL LIABILITIES & SHAREHOLDERS' EQUITY       $117,169       $113,316
                                                         ========       ========

(See Notes to Unaudited Consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
- --------------------------------------------------------------------------------

                        Consolidated Statements of Income

                                                             Three Months
                                                             Ended June 30
                                                        1996               1995
                                                        ----               ----
                                                              (Unaudited)
                                                          Dollars in Thousands
                                                         Except per Share Data

INTEREST INCOME
Interest and Fees on Loans                              $1,894       $  1,876
Interest on Investment Securities (Taxable)                242            173

Interest on Deposits in Other Banks                        107            110
                                                           ---            ---
                                                         2,243          2,159
Interest on Federal Funds Sold                              10              1
                                                            --             --
     TOTAL INTEREST INCOME                               2,253          2,160
INTEREST EXPENSE
Interest on Deposits
  Savings                                                  293            351
  Interest Bearing Transaction Accounts                    101            116
  Time $100,000 or More                                    154            112
  Other Time                                               375            197
Federal Funds Purchased                                     33             47
Interest on RTC Debt                                        76             86
                                                            --             --
     TOTAL INTEREST EXPENSE                              1,032            909
                                                         -----            ---
     NET INTEREST INCOME                                 1,221          1,251
Provision for Possible Loan Losses                          30             50
                                                            --             --
     NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                1,191          1,201
OTHER OPERATING INCOME
Service Charges on Deposit Accounts                        155            116
Other Income                                                37             44
                                                            --             --
                                                           192            160
OTHER OPERATING EXPENSES
Salaries and Employee Benefits                             529            438
Occupancy Expense of Premises                              117            103
Equipment Expense                                           62             48
Data Processing Expense                                     94             87
Deposit Assessments & Related Fees                          24             57
Goodwill Amortization                                       83             83
Other Expenses                                             192            209
                                                           ---            ---
                                                         1,101          1,025
     INCOME BEFORE INCOME TAXES                            282            336
Applicable Income Taxes                                    118            131
                                                           ---            ---
     NET INCOME                                         $  164         $  205
                                                        ------         ------
EARNINGS PER SHARE                                      $  .38         $  .48
                                                        ------         ------

AVERAGE COMMON SHARES OUTSTANDING                          428            430
Dividend Declared per Share                               $.20         $  .10

(See Notes to Unaudited Consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
- --------------------------------------------------------------------------------

                        Consolidated Statements of Income

                                                               Six Months
                                                              Ended June 30
                                                              1996     1995
                                                              ----     ----
                                                               (Unaudited)
                                                           Dollars in Thousands
                                                          Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                                 $3,741       $  3,392
Interest on Investment Securities (Taxable)                  430            344
Interest on Deposits in Other Banks                          216            224
                                                             ---            ---
                                                           4,387          3,960
Interest on Federal Funds Sold                                75            158
                                                              --            ---
     TOTAL INTEREST INCOME                                 4,462          4,118
INTEREST EXPENSE
Interest on Deposits
  Savings                                                    768            674
  Interest Bearing Transaction Accounts                      215            256
  Time $100,000 or More                                      292            215
  Other Time                                                 564            368
Federal Funds Purchased                                       33             55
Interest on RTC Debt                                         156            170
                                                             ---            ---
     TOTAL INTEREST EXPENSE                                2,028          1,738
                                                           -----          -----
     NET INTEREST INCOME                                   2,434          2,380
Provision for Possible Loan Losses                            60            100
                                                              --            ---
     NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                  2,374          2,280
OTHER OPERATING INCOME
Service Charges on Deposit Accounts                          283            241
Other Income                                                  60             73
                                                              --             --
                                                             343            314
OTHER OPERATING EXPENSES
Salaries and Employee Benefits                             1,039            882
Occupancy Expense of Premises                                241            205
Equipment Expense                                            117             92
Data Processing Expense                                      179            159
Deposit Assessments & Related Fees                            41            114
Goodwill Amortization                                        166            166
Other Expenses                                               413            388
                                                             ---            ---
                                                           2,196          2,006
     INCOME BEFORE INCOME TAXES                              521            588
Applicable Income Taxes                                      213            232
                                                             ---            ---
     NET INCOME                                           $  308         $  356
                                                          ------         ------
EARNINGS PER SHARE                                        $ .72          $  .82
                                                          -----          ------

AVERAGE COMMON SHARES OUTSTANDING                            428            430
Dividend Declared per Share                               $ .20          $  .20

(See Notes to Unaudited Consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
- --------------------------------------------------------------------------------

                              Consolidated Statements of Cash Flows

                                                                                         Six Months
                                                                                       Ended June 30
                                                                                    1996          1995
                                                                                    ----          ----
                                                                                       (Unaudited)
                                                                                   Dollars in Thousands
OPERATING ACTIVITIES
Net Income                                                                      $    308        $   356
Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Provision for Possible Loan Losses                                               60            100
     Depreciation and Amortization                                                   286            271
     Decrease (Increase) in Interest Receivable and Other Assets                    (235)            91
     Increase in Interest Payable and Other Liabilities                               15            238
                                                                                      --            ---
Net Cash Provided by Operating Activities                                            434          1,056

INVESTING ACTIVITIES
Net Decrease in Deposits at Other Banks                                              226          1,161
Purchase of Investments Securities                                                (8,129)          (16)
Proceeds From Maturity of Investments Securities                                   2,427          1,000
Net Increase in Loans                                                             (3,345)       (20,376)
Purchases of Premises and Equipment                                                 (239)          (336)
                                                                                    ----           ----
Net Cash Used in Investing Activities                                             (9,060)       (18,567)

FINANCING ACTIVITIES
Net Increase (Decrease) in Non-Interest Bearing Transaction Accounts              (2,704)            12
Net Increase (Decrease) in Interest Bearing Transaction Accounts                      24         (2,470)
Net Increase (Decrease) in Savings Deposits                                        2,428         (2,665)
Net Increase (Decrease) in Time Deposits                                            (767)         1,026
Net Increase in Federal Funds Purchased                                            2,000          5,500
Payments of Cash Dividends                                                          (237)          (213)
Proceeds from Issuance of Common Stock                                             2,644            ----
                                                                                   -----           -----
Net Cash Provided by Financing Activities                                          3,388          1,190
                                                                                   -----          -----
Decrease in Cash and Cash Equivalents                                             (5,238)       (16,321)
Cash and Cash Equivalents at Beginning of Period                                  10,991         19,157
                                                                                  ------         ------
Cash and Cash Equivalents at End of Period                                      $  5,753       $  2,836
                                                                                --------       --------

(See Notes to Unaudited Consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
- --------------------------------------------------------------------------------
              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 1996


Note A   Basis of Presentation:
         ----------------------

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Note B   Accounting Changes:
         ------------------
             Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," SFAS No. 122, "Accounting for Mortgage Servicing Rights - an Amendment of SFAS 65," and SFAS No. 123, "Accounting for Stock Based Compensation." The adoption of these new accounting pronouncements did not have a material impact on the financial statements of the Corporation.

Note C   New Accounting Pronouncements:
         -----------------------------
             In June of 1996, the Financial Accounting Standards Board issued Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which provides new accounting and reporting standards for sales, securitization and servicing of receivables and other financial assets and extinguishments of liabilities. The provisions of the Statement are to be applied to transactions occurring after December 31, 1996. The Company is currently reviewing the provisions of the Statement to determine what, if any, impact there will be on the Company.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
- --------------------------------------------------------------------------------

              Notes to Unaudited Consolidated Financial Statements


Part I   Financial Information:
         --------------------
Item II Management's Discussion and Analysis of Financial Condition and Results of Operations

             Harbor Bankshares Corporation's earnings for the second quarter of 1996 totaled $164 thousand, a decrease of $41 thousand or 20.0% when compared to the second quarter of 1995. Overhead expenses related to the opening of a De-Novo branch facility by the Corporation's subsidiary, The Harbor Bank of Maryland, was the main reason for the decrease.

             Year-to-date earnings as of June 30, 1996, were $308 thousand or $.72 per share, reflecting a decrease of $48 thousand or 13.5% when compared to the same period for 1995. Return on Average Assets
             (ROAA) and Return on Average Shareholder's Equity (ROAE) were .54% and 11.18%, respectively.

             Net interest income increased by $54 thousand or 2.3%, when compared to the same period last year. Total loan revenues were $3.7 million reflecting an increase of $349 thousand or 10.3%, and were 83.8% of total interest income. Total interest expense for the period was $2.0 million. Time and savings deposits were the main source of interest expense totaling $856 and $768 thousand, respectively. Together they represent 80.0% of total interest expense. Included in the interest expense are $33 thousand of borrowed funds as well as $156 thousand of interest expense related to the borrowings of the Corporation from the former Resolution Trust Corporation, now FDIC, for the Interim Capital Assistance Program related to acquisitions that took place during 1994.

             The provision for possible credit losses was $30 thousand for the second quarter of 1996 and $60 thousand year-to-date. The year-to-date figure represents a decrease of $40 thousand or 40.0% when compared to the previous year. Charge-offs for 1996 remained low in comparison to the industry, totaling $14 thousand with recoveries of $8 thousand. These figures reflect the conservative lending policies of the Corporation.

             Other operating income increased by $29 thousand or 9.2% over the year-to-date operating income in 1995. This increase was mainly attributable to service charges due to a larger number of accounts and account activity.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
- --------------------------------------------------------------------------------

              Notes to Unaudited Consolidated Financial Statements


Part I   Financial Information:
         ----------------------
Item II Management's Discussion and Analysis of Financial Condition and Results of Operations - (continued)

             Non-interest expense increased by $190 thousand or 9.5% to $ 2.2 million from $2.0 million in 1995. Salaries and employee benefits increased by $157 thousand or 17.8%, reflecting additional staff due to the expansion of one additional branch as well as support staff and general salaries increases. Occupancy and equipment expenses increased by $36 thousand and $25 thousand, respectively, as a result of the expansion. Deposit assessments decreased by $73 thousand due to reduced FDIC assessments. Goodwill amortization, at $166 thousand represents 7.6% of total non-interest expense. Other expenses increased by $25 thousand or 6.4% due to the expansion and general cost increase.

             As of June 30, 1996, total deposits were $100.1 million, reflecting a decrease of $1.0 million or 1.0% when compared to 1995, due to a seasonal drop in deposits. Net loans increased by $3.6 million or 4.6% to $81.9 million. The loan increases were mainly reflected in the Commercial and Real Estate categories. As of June 30, 1996, $2.0 million was borrowed from the Federal Home Loan Bank to partially fund the loan increases.

             Shareholders equity increased by $2.9 million. During February 1996, the Corporation began to raise additional capital through a stock offering of up to 350 thousand shares at a price of $15.00 per share. The offering had a minimum of 70 thousand shares. This offering concluded as of June 30, 1996. As of that date, 184,311 shares were sold and the net proceeds of $2.6 million were included in the stockholders equity totals. Additional commitments to purchase shares were received after June 30, 1996, bringing the total amount of shares sold to 197,482 shares. Primary capital to total assets was 7.3% as of June 30, 1996.

             During June 1996, the Corporation's subsidiary, The Harbor Bank of Maryland, established a financial services subsidiary with the purpose of selling mutual funds, insurance, and other financial products. The name of the subsidiary is Harbor Financial Services and was capitalized by an investment of $60 thousand. As of June 30, 1996, Harbor Financial showed a net loss of $12 thousand.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
- --------------------------------------------------------------------------------

              Notes to Unaudited Consolidated Financial Statements


Part I   Financial Information:
         ----------------------
Item II Management's Discussion and Analysis of Financial Condition and Results of Operations - (continued)

             The Corporation paid a cash dividend of $.20 per share on February 19, 1996. This dividend is equivalent to the total amount of dividends paid in 1995.

             The Corporation's stock is traded privately. After the stock offering concluded, only a few trades have been made.

             Harbor Bankshares Corporation, through its subsidiary, The Harbor Bank of Maryland, continues its commitment to serve the community where its branches are located.

Part II  Other Information:
         ----------------
Item I   Legal Proceedings

             The Corporation and its subsidiary, at times and in the ordinary course of business, are subject to legal actions. Management does not believe the outcome of such matters will have a material adverse effect on the financial condition of the Corporation.

Item II  Changes in Securities

             None.

Item III Defaults Upon Senior Securities

             None.

Item IV  Submission of Matters to a Vote of Security Holders

Item V   Other Information

             None.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
- --------------------------------------------------------------------------------


              Notes to Unaudited Consolidated Financial Statements


Part II  Other Information: (continued)
         ----------------
             The Company did not file any report on Form 8-K for the period ending June 30, 1996.

Item VI  Exhibits and Reports on Form 8-K

             Exhibit II - Statement Regarding Computation of per Share Earnings

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
- --------------------------------------------------------------------------------



                                   EXHIBIT II

              Statement Regarding Computation of Per Share Earnings



     Earnings per share of $.72 for six months ending June 30, 1996, and $.82 for the six months ending June 30, 1996, were computed by dividing net income of $308,000 for 1996, and $356,000 for 1995 by the average number of shares of common stock outstanding during 1996 of 428,488 and during 1995 of 429,709.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HARBOR BANKSHARES CORPORATION




Date 8/5/96                               s/Joseph Haskins, Jr.
     ------                               ---------------------
                                          Joseph Haskins, Jr.
                                          President and Chief Executive Officer




Date 8/5/96                               s/Teodoro J. Hernandez
     ------                               -----------------------
                                         Teodoro J. Hernandez
                                         Treasurer