Form 10QSB
period 1996-09-30
HARBOR BANKSHARES CORP
filed 1996-11-06
CIK 889608

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 1996
                 ------------------

Commission file number 0-20990
                      --------
Harbor Bankshares Corporation
-----------------------------
(Exact name of registrant as specified in its charter)

Maryland                                  52-1786341
--------                                  ----------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)           identification no.)

25 W. Fayette Street, Baltimore, Maryland 21201
----------------------------------------- -----
(address of principal executive offices)  (zip code)

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

                                  X YES     NO
                                 ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $.01 Par value--626,944 shares as of September 30, 1996
---------------------------------------------------------------------

                                      INDEX
                                      -----


PART I            FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements

                  Consolidated Statements of Condition - September 30, 1996 (Unaudited) and December 31, 1995

                  Consolidated Statements of Income (Unaudited) - Three months ended September 30, 1996 and 1995

                  Consolidated Statements of Income (Unaudited) - Nine months ended September 30, 1996 and 1995

                  Consolidated Statement of Cash Flows (Unaudited) - Three months ended September 30, 1996 and 1995

                  Consolidated Statement of Cash Flows (Unaudited) - Nine months ended September 30, 1996 and 1995

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


SIGNATURES:
-----------

                      Consolidated Statements of Condition
                                                                 Sept. 30         Dec. 31
                                                                    1996            1995
                                                                         (Unaudited)
                                                                    Dollars in Thousands
ASSETS
Cash and Due from Banks                                         $  4,801        $  6,682
Interest Bearing Deposits in Other Banks                           6,913           7,518
Investment Securities:
     Held to maturity (market values of $14,878 as of             15,016           9,437
     9/30/96 and $9,654 as of 12/31/95)
     Available for Sale                                            1,586           1,461
                                                                   -----           -----
         Total Investment Securities                              16,602          10,898
Federal Funds Sold                                                  ----           4,308
Loans                                                             82,360          78,238
Unearned Income                                                    (160)           (129)
Reserve for Possible Loan Losses                                   (908)           (817)
                                                                   ----            ----
       Net Loans                                                  81,292          77,292
Property and Equipment - Net                                       1,004             806
Intangible Assets - Net                                            4,245           4,494
Accrued Interest Receivable and Other Assets                       1,639           1,318
                                                                   -----           -----
       TOTAL ASSETS                                             $116,496        $113,316
                                                                --------        --------
LIABILITIES
Deposits:
     Non-Interest Bearing Demand                                $  9,632        $ 12,683
     Interest Bearing Transaction Accounts                        14,972          15,337
     Savings                                                      35,855          34,140
     Time, $100,000 or more                                       10,509          11,348
     Other Time                                                   28,097          27,590
       Total Deposits                                             99,065         101,098
Other Borrowed Money                                               2,000            ----
Accrued Interest and Other Liabilities                               885             780
Notes Payable                                                      5,796           5,796
                                                                   -----           -----
       TOTAL LIABILITIES                                        $107,746        $107,674
SHAREHOLDERS' EQUITY
Common stock-par value $.01 per share:
Authorized 10,000,000 shares; issued & outstanding 626,944
at 9/30/96 & 428,488 at 12/31/95                                       6               4
Capital Surplus                                                    5,945           2,884
Retained Earnings                                                  2,797           2,742
Net unrealized gains on available-for-sale securities                  2              12
                                                                       -              --
       TOTAL SHAREHOLDERS' EQUITY                                  8,750           5,642
                                                                   -----           -----
       TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $116,496        $113,316
                                                                ========        ========
(See Notes to Unaudited Consolidated Financial Statements)


                  Consolidated Statements of Income         Three Months
                                                         Ended September 30
                                                        1996            1995
                                                             (Unaudited)
                                                         Dollars in Thousands
                                                        Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                            $1,944       $  1,887
Interest on Investment Securities (Taxable)              255            119
Interest on Deposits in Other Banks                      101            104
                                                         ---            ---
                                                       2,300          2,110
Interest on Federal Funds Sold                            15             41
                                                          --             --
       TOTAL INTEREST INCOME                           2,315          2,151
INTEREST EXPENSE
Interest on Deposits
     Savings                                             418            359
     Interest Bearing Transaction Accounts               102            101
     Time $100,000 or More                               145            123
     Other Time                                          257            233
Interest on Other Borrowed Money                          27             23
Interest on RTC Debt                                      78             84
                                                          --             --
       TOTAL INTEREST EXPENSE                          1,027            923
                                                       -----            ---
       NET INTEREST INCOME                             1,288          1,228
Provision for Possible Loan Losses                       (20)            50
                                                         ---             --
       NET INTEREST INCOME AFTER PROVISION FOR
       POSSIBLE LOAN LOSSES                            1,308          1,178
OTHER OPERATING INCOME
Service Charges on Deposit Accounts                      160            122
Other Income                                              54             33
                                                          --             --
                                                         214            155
OTHER OPERATING EXPENSES
Salaries and Employee Benefits                           550            451
Occupancy Expense of Premises                            141            113
Equipment Expense                                         57             51
Data Processing Expense                                  100             92
Deposit Assessments & Related Fees                       272             21
Goodwill Amortization                                     82             83
Other Expenses                                           238            194
                                                         ---            ---
                                                       1,440          1,005
       INCOME BEFORE INCOME TAXES                         82            328
Applicable Income Taxes                                   33            128
                                                          --            ---
       NET INCOME                                      $  49         $  200
                                                       -----         ------
EARNINGS PER SHARE                                     $ .08        $   .47
                                                       -----        -------

AVERAGE COMMON SHARES OUTSTANDING                        627            430
Dividend Declared per Share                            $ ---         $  .10

(See Notes to Unaudited Consolidated Financial Statements)

                  Consolidated Statements of Income          Nine Months
                                                           Ended Sept. 30
                                                         1996            1995
                                                              (Unaudited)
                                                          Dollars in Thousands
                                                         Except per Share Data

INTEREST INCOME
Interest and Fees on Loans                               $5,685       $  5,279
Interest on Investment Securities (Taxable)                 685            463
Interest on Deposits in Other Banks                         317            328
                                                            ---            ---
                                                          6,687          6,070
Interest on Federal Funds Sold                               90            199
                                                             --            ---
       TOTAL INTEREST INCOME                              6,777          6,269
INTEREST EXPENSE
Interest on Deposits
     Savings                                              1,186          1,033
     Interest Bearing Transaction Accounts                  317            357
     Time $100,000 or More                                  437            338
     Other Time                                             821            601
Interest on Other Borrowed Money                             60             78
Interest on RTC Debt                                        234            254
                                                            ---            ---
       TOTAL INTEREST EXPENSE                             3,055          2,661
                                                          -----          -----
       NET INTEREST INCOME                                3,722          3,608
Provision for Possible Loan Losses                           40            150
                                                             --            ---
       NET INTEREST INCOME AFTER PROVISION FOR
       POSSIBLE LOAN LOSSES                               3,682          3,458
OTHER OPERATING INCOME
Service Charges on Deposit Accounts                         443            363
Other Income                                                114            106
                                                            ---            ---
                                                            557            469
OTHER OPERATING EXPENSES
Salaries and Employee Benefits                            1,589          1,333
Occupancy Expense of Premises                               382            318
Equipment Expense                                           174            143
Data Processing Expense                                     279            251
Deposit Assessments & Related Fees                          313            136
Goodwill Amortization                                       248            248
Other Expenses                                              651            582
                                                            ---            ---
                                                          3,636          3,011
       INCOME BEFORE INCOME TAXES                           603            916
Applicable Income Taxes                                     246            360
                                                            ---            ---
       NET INCOME                                        $  357         $  556
                                                         ------         ------
EARNINGS PER SHARE                                       $  .75        $  1.29
                                                         ------        -------

AVERAGE COMMON SHARES OUTSTANDING                           478            430
Dividend Declared per Share                             $   .20        $   .20

(See Notes to Unaudited Consolidated Financial Statements)

                      Consolidated Statements of Cash Flows

                                                                                  Three Months
                                                                                 Ended Sept. 30
                                                                              1996            1995
                                                                                   (Unaudited)
                                                                               Dollars in Thousands


Net Income                                                                $      49        $   200
Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Provision for Possible Loan Losses                                        (20)             50
     Depreciation and Amortization                                              153            135
     Increase in Interest Receivable and Other Assets                          (86)          (130)
     Increase in Interest Payable and Other Liabilities                          90             57
                                                                            -------       --------
Net Cash Provided by Operating Activities                                       186            312

INVESTING ACTIVITIES
Net Decrease in Deposits at Other Banks                                         379            594
Purchase of Investments Securities                                              ---        (2,685)
Proceeds From Maturing of Investments Securities                                ---          8,573
Net (Increase) Decrease in Loans                                              (695)            274
Purchase of Premises and Equipment                                            (150)          (114)
                                                                           --------      ---------
Net Cash Used in Investing Activities                                         (466)        (6,642)

FINANCING ACTIVITIES
Net (Decrease) Increase in Non-Interest Bearing Transaction Accounts          (347)          1,347
Net (Decrease) Increase in Interest Bearing Transaction Accounts              (389)          1,160
Net Decrease in Savings Deposits                                              (713)          (892)
Net Increase in Time Deposits                                                   435          1,523
Net Decrease in Borrowed Money                                                  ---        (5,500)
Proceeds from Issuance of Common Stock                                          425            ---
Payments of Cash Dividends                                                     (83)          (127)
                                                                          ---------    -----------
Net Cash Provided by Financing Activities                                     (672)          2,489
                                                                           --------    -----------
Decrease in Cash and Cash Equivalents                                         (952)          4,465
Cash and Cash Equivalents at Beginning of Period                              5,753          2,836
                                                                             ------       --------
Cash and Cash Equivalents at End of Period                                 $  4,801       $  7,301
                                                                           --------       --------

(See Notes to Unaudited Consolidated Financial Statements)


                        Consolidated Statements of Cash Flows

                                                                                         Three Months
                                                                                        Ended Sept. 30
                                                                                     1996           1995
                                                                                          (Unaudited)
                                                                                     Dollars in Thousands

OPERATING ACTIVITIES
Net Income                                                                     $     357        $   556
Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Provision for Possible Loan Losses                                               40            150
     Depreciation and Amortization                                                   439            406
     Increase in Interest Receivable and Other Assets                               (321)           (39)
     Increase in Interest Payable and Other Liabilities                              105            295
                                                                                 -------      ---------
Net Cash Provided by Operating Activities                                            620          1,368

INVESTING ACTIVITIES
Net Decrease in Deposits at Other Banks                                              605          1,755
Purchase of Investments Securities                                               (8,129)        (2,701)
Proceeds From Maturing of Investments Securities                                   2,427          9,573
Net Increase in Loans                                                            (4,040)       (20,102)
Purchase of Premises and Equipment                                                 (389)          (450)
                                                                                --------      ---------
Net Cash Used in Investing Activities                                            (9,526)       (11,925)

FINANCING ACTIVITIES
Net Increase (Decrease) in Non-Interest Bearing Transaction Accounts             (3,051)          1,359
Net Decrease in Interest Bearing Transaction Accounts                              (365)        (1,310)
Net Increase (Decrease) in Savings Deposits                                        1,715        (3,557)
Net Increase (Decrease) in Time Deposits                                           (332)          2,549
Net Increase in Borrowed Money                                                     2,000           ----
Proceeds from Issuance of Common Stock                                             3,069           ----
Payments of Cash Dividends                                                           320          (340)
                                                                                --------      ---------
Net Cash Provided by Financing Activities                                          2,716        (1,299)
                                                                                --------      ---------
Decrease in Cash and Cash Equivalents                                            (6,190)       (11,856)
Cash and Cash Equivalents at Beginning of Period                                  10,991         19,157
                                                                                  ------      ---------
Cash and Cash Equivalents at End of Period                                      $  4,801       $  7,301
                                                                                --------       --------

(See Notes to Unaudited Consolidated Financial Statements)


              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996


Note A       Basis of Presentation:
             ---------------------

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1995.

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

Note C       New Accounting Pronouncements:
             -----------------------------
             In June of 1996, the Financial Accounting Standards Board issued Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which provides new accounting and reporting standards for sales, securitization and servicing of receivables and other financial assets and extinguishments of liabilities. The provisions of the Statement are to be applied to transactions occurring after December 31, 1996. The Corporation is currently reviewing the provisions of the Statement to determine what, if any, impact there will be on the Corporation.

Part I       Financial Information:
             ---------------------
Item II Management's Discussion and Analysis of Financial Condition and Results of Operations

             Harbor Bankshares Corporation's earnings for the third quarter of 1996 totaled $49 thousand, a decrease of $151 thousand or 75.5%
             when compared to the third quarter of 1995. Overhead expenses related to the opening of a De-Novo branch facility by the Corporation's subsidiary, The Harbor Bank of Maryland, and the one time F.D.I.C. assessment fee of $237 thousand in order to recapitalize the S.A.I.F. fund were the main reasons for the decrease.

             Year-to-date earnings as of September 30, 1996, were $357 thousand or $.75 per share, reflecting a decrease of $199 thousand or 35.8% when compared to the same period for 1995. Return on Average Assets
             (ROAA) and Return on Average Shareholder's Equity (ROAE) were .31% and 5.47%, respectively.

             Net interest income increased by $114 thousand or 3.2%, when compared to the same period last year. Total loan revenues were $5.7 million reflecting an increase of $406 thousand or 7.7%, and were 83.9% of total interest income. Total interest expense for the period was $3.1 million. Time and savings deposits were the main source of interest expense totaling $1.2 million each. Together they represent 77.4% of total interest expense. Included in the interest expense are $60 thousand of borrowed funds as well as $234 thousand of interest expense related to the borrowings of the Corporation from the former Resolution Trust Corporation, now FDIC, for the Interim Capital Assistance Program related to acquisitions that took place during 1994.

             The  provision  for  possible  credit  losses  was a  $20  thousand reversal for the third quarter of 1996 and $40 thousand year-to-date. A recovery of $57 thousand during the third quarter, led to the reversal of some of the reserves accrued during the early part of the year. The year-to-date figure represents a decrease of $110 thousand or 73.3% when compared to the previous year. Charge-offs for 1996 remained low in comparison to the industry, totaling $14 thousand with recoveries of $65 thousand. These figures reflect the conservative lending policies of the Corporation.

             Other operating income increased by $88 thousand or 18.8% over the year-to-date operating income in 1995. This increase was mainly attributable to service charges and ATM transaction fees due to a larger number of accounts and account activity.

             ---------------------
Item II Management's Discussion and Analysis of Financial Condition and Results of Operations - (continued)

             Non-interest expense increased by $625 thousand or 20.8% to $ 3.6 million from $3.0 million in 1995. Salaries and employee benefits increased by $256 thousand or 19.2%, reflecting additional staff due to the expansion of one additional branch as well as support staff and general salaries increases. Occupancy and equipment expenses increased by $64 thousand and $31 thousand, respectively, as a result of the expansion. Deposit assessments increased to $313 thousand mainly due to the one time FDIC assessment fee in the amount of $237 thousand in an effort to recapitalize the SAIF Insurance Fund. This fee was assessed due to the purchase of three branches from failed savings and loans during 1994 and expensed as of September 30, 1996. Goodwill amortization, at $248 thousand, represents 6.8% of total non-interest expense. Other expenses increased by $49 thousand or 11.9% due to the expansion and general cost increase.

             As of September 30, 1996, total deposits were $99.0 million, reflecting a decrease of $2.0 million or 2.0% when compared to 1995. Net loans increased by $4.0 million or 5.2% to $81.2 million. The loan increases were mainly reflected in the Commercial and Real Estate categories. As of September 30, 1996, $2.0 million was borrowed from the Federal Home Loan Bank to partially fund the loan increases.

             Shareholders equity increased by $3.1 million. During February 1996, the Corporation began to raise additional capital through a stock offering of up to 350 thousand shares at a price of $15.00 per share. The offering had a minimum of 70 thousand shares. This offering concluded as of June 30, 1996. Primary capital to total assets was 7.5% as of September 30, 1996.

             During June 1996, the Corporation's subsidiary, The Harbor Bank of Maryland, established a financial services subsidiary with the purpose of selling mutual funds, insurance, and other financial products. The name of the subsidiary is Harbor Financial Services and has been capitalized by an investment of $80 thousand. As of September 30, 1996, Harbor Financial Services showed a net loss of $31 thousand.

             During the third quarter of 1996, through its subsidiary, The Harbor Bank of Maryland, the Corporation established an ATM network with fifteen ATMs in partnership with Stop, Shop & Save, a super market chain based in Baltimore City, bringing the total of ATMs operated by the Bank to nineteen.

             ---------------------
Item II Management's Discussion and Analysis of Financial Condition and Results of Operations - (continued)

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

Part II      Other Information:
             -----------------
Item I       Legal Proceedings

             The Corporation and its subsidiary, at times and in the ordinary course of business, are subject to legal actions. Management does not believe the outcome of such matters will have a material adverse effect on the results of operations or financial condition of the Corporation.

Item II      Changes in Securities

             None.

Item III     Defaults Upon Senior Securities

             None.

Item IV      Submission of Matters to a Vote of Security Holders

             None.

Item V       Other Information

             None.

             -----------------
             The Company did not file any report on Form 8-K for the period ending September 30, 1996.

Item VI      Exhibits and Reports on Form 8-K

             Exhibit II - Statement Regarding Computation of per Share Earnings

                                   EXHIBIT II

              Statement Regarding Computation of Per Share Earnings

     Earnings per share of $.75 for the nine months ending September 30, 1996, and $1.29 for the nine months ending September 30, 1995, were computed by dividing net income of $357 thousand for 1996, and $556 thousand for 1995 by the average number of shares of common stock outstanding during 1996 of 478,491 and during 1995 of 429,709.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HARBOR BANKSHARES CORPORATION



Date      ________                         /S/ Joseph Haskins, Jr.
                                           -----------------------
                                           Joseph Haskins, Jr.
                                           President and Chief Executive Officer




Date      10/28/96                         /S/ Teodoro J. Hernandez
          --------                         ------------------------
                                           Teodoro J. Hernandez
                                           Treasurer