Form 10KSB
period 1996-12-31
HARBOR BANKSHARES CORP
filed 1997-03-31
CIK 889608

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 [FEE REQUIRED]


                  For the fiscal year ended December 31, 1996

[  ]     Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 [No Fee Required]

For the transition period from ________________ to _______________

Commission File Number:  0-20990
                         -------

                         HARBOR BANKSHARES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Maryland                                 52-1786341
---------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)     (IRS Employer Identification Number)

           25 West Fayette Street                                 21201
            Baltimore, Maryland
---------------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)
---------------------------------------------------------------------------------------
       Registrant's telephone number:                         (410) 528-1800


Securities registered pursuant to Section 12(g) of the Act:  None

                    Common Stock, Par Value $0.01 per share
                    ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes          XXX                  No
             -----------------                -----------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The number of shares outstanding of the issuer's classes of common stock as of December 31, 1996, was 633,444 shares with a par value of $0.01. (Note: This information is required as of the latest practical date.)

Documents Incorporated by Reference
-----------------------------------

         Portions of the Registrant's Annual Report to Shareholders for the year
ended  December  31,  1996  and  the  Registrant's   1997  Proxy  Statement  are
incorporated by reference into Parts I and II.

PART I
------
Harbor Bankshares Corporation
-----------------------------
Item 1.  Business
-----------------
         Harbor Bankshares Corporation (the Corporation) is a bank holding company with one bank subsidiary. The Corporation was organized under the laws of the State of Maryland in 1992. On November 2, 1992, Harbor Bankshares Corporation acquired all outstanding stock of The Harbor Bank of Maryland (the
Bank), headquartered in Baltimore, Maryland.

         During June 1996, The Corporation completed a common stock offering, with total sales of 198,481 shares and net proceeds of $2.8 million. These proceeds will be used for the expansion of the Corporation.


The Harbor Bank of Maryland
---------------------------
         The Harbor Bank of Maryland is a state chartered institution in the State of Maryland. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation.

         The Harbor Bank of Maryland is a commercial bank headquartered in Baltimore, Maryland. The Bank conducts a general commercial and retail business. The Bank was opened on September 13, 1982 and was incorporated under the laws of the State of Maryland. During the second and third quarters of 1994, the Corporation, through its subsidiary, The Harbor Bank of Maryland acquired three
(3) branch locations from the Resolution Trust Corporation; two (2) located in Baltimore City, and one (1) located in Riverdale, Prince George's County. A new branch location was opened during December 1995 in Baltimore County, expanding the market area of the Bank. During 1996, in a partnership with a local supermarket chain located in Baltimore City, a network of ATM machines was installed, expanding the market of the Bank to different areas of the Baltimore Metropolitan area. The total number of ATM machines, including the Bank's branch locations is nineteen.

         Harbor Financial Services, a company dealing with the sale of mutual funds, stocks, insurance etc., was established as a subsidiary of the Bank during May 1996, in order to compete with that expanding market, the Company had an operating loss of $72 thousand.

         The Bank conducts general banking business in six (6) locations and serves primarily the Baltimore Metropolitan area. It offers checking, savings and time deposits, commercial, real estate, personal, home improvement, automobile and other installment loans, credit cards and term loans. The Bank is also a member of a local and national ATM network. The retail nature of the Bank allows for full diversification of deposits and borrowers so it is not dependent upon a single or a few customers.

Competition
-----------
         The Corporation's only subsidiary, The Harbor Bank of Maryland, competes with virtually all banks and savings institutions which offer services in its market area. The Bank directly competes with branches of most of the State's largest banks, each of which has greater financial and other resources to conduct large advertising campaigns and to allocate their investment assets to regions of higher yield and demand. To attract business in this competitive environment, the Bank relies heavily on local promotional activities and personal contact by its officers and directors and by its ability to provide personalized services.


Supervision and Regulation
--------------------------
         Harbor Bankshares Corporation is a registered bank holding company subject to regulation and examination by the board of governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (the "Act"). The Corporation is required to file with the board of governors quarterly and annual reports and any additional information that may be required according to the Act. The Act also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority owned. The Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these provisions is for engaging or acquiring shares of a company engaged in activities found by the Federal Reserve Board to be so closely related to banking or managing banks to be a proper incident thereto.

         The Harbor Bank of Maryland is a state chartered institution insured by the Federal Deposit Insurance Corporation ("FDIC") and subject to federal and state laws applicable to commercial banks. The Bank is examined regularly by FDIC and the State of Maryland Banking Commissioner's office.

         In accordance with Federal Reserve regulation, the Bank is limited as to the amount it may loan affiliates, including the Corporation, unless such loans are collateralized by specific obligations. Additionally, banking law limits the amount of dividends that a bank can pay without prior approval from bank regulators.


Governmental Monetary Policies and Economic Controls
----------------------------------------------------
         The earnings and growth of the banking industry and ultimately of The Harbor Bank of Maryland, Harbor Bankshares Corporation's sole subsidiary, are affected by the credit policies of monetary authorities including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate of member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans and investments and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

         In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, and loan demand, or their effect on the business and earnings of the Corporation and its subsidiary.


Employees
---------
         At December 31, 1996, Harbor Bankshares Corporation and its subsidiary employed 63 individuals, of which 20 were officers and 43 were full-time employees.


Executive Officers
------------------
         Information concerning executive officers of the Corporation is listed below:


Executive Officers           Age      Position
------------------           ---      --------


Joseph Haskins, Jr.           49      Chairman, President and Chief Executive
                                      Officer of the Bank and Corporation

John Paterakis                68      Chairman of the Executive Committee of the
                                      Corporation and the Bank

Teodoro J. Hernandez          51      Treasurer of the Corporation and Vice
                                      President and Cashier of the Bank

George F. Vaeth, Jr.          63      Secretary of the Corporation and the Bank



Statistical Information
-----------------------
         The statistical information required in this section is incorporated herein by reference from the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 and from pages 9 through 21 of this form 10-KSB.


Item 2.  Properties
-------------------
         The Corporation's Headquarters is located at 25 West Fayette Street, Baltimore, Maryland 21201. The lease agreement for this location is approximately 12,777 square feet with a term of ten (10) years, and a renewable option of five (5) years.

         The Bank also maintains  another five (5) leased branch offices;  three
(3) located in Baltimore City, one (1) located in Prince George's County, Maryland and one (1) located in Baltimore County, Maryland.

Item 3.  Legal Proceedings
--------------------------
         The Corporation and its subsidiaries, at times, and in the ordinary course of business, are subject to legal actions. Management does not believe the outcome of such matters will have a material adverse effect on the financial condition or results of operations of the Corporation.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
         None


PART II
-------
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------
         Information listed under "Shareholder Information" in the Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference with respect to prices for the Registrant's common stock and the dividends paid thereon. The number of Shareholders of Record as of December 31, 1996 was 740.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
         Information required by this item is incorporated by reference from information appearing under the caption, "Corporate Financial Review" appearing on pages 1 through 10 of the Management Discussion and Analysis section of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, and from pages 9 through 21 of this Form 10-KSB.


Item 7.  Financial Statements
-----------------------------
         Information required by Item 7 is incorporated by reference from information appearing on pages 1 through 15 in the Audited Consolidated Financial Statements section of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------
         None

PART III
--------

Item 9.  Directors and Executive Officers of the Registrant
-----------------------------------------------------------
         Information required by this item is incorporated by reference from information appearing under the caption, "Election of Directors" on pages 2 to 7 of the Registrant's 1997 Proxy Statement and page 5 of this report under the caption of "Executive Officers" of the Registrant.

Item 10.  Executive Compensation
--------------------------------
         Information required by this item is incorporated by reference from information appearing under the caption "Executive Compensation" on pages 7 to 10 of the Registrant's 1997 Proxy Statement.

Item 11.  Security ownership of certain beneficial owners and management
------------------------------------------------------------------------
         Information required by Item 11 is incorporated by reference from information appearing on pages 2 to 7 of the Registrant's 1997 Proxy Statement, under the caption of "Election of Directors" of the Registrant.

Item 12.  Certain relationships and related transactions
--------------------------------------------------------
         The  information  required by Item 12 is incorporated by reference from
Note 11 on page 19 in the Audited Consolidated Financial Statements section of the Registrant's Annual Report to Shareholders.

PART IV
-------
Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------
(a)      Exhibits

         (1) The following consolidated financial statements of the Registrant and its subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 1996, are incorporated herein by reference in Item 8:


         Consolidated Statements of Financial Condition
                  As of December 31, 1996 and 1995

         Consolidated Statements of Income
                  Years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Changes in Shareholders'  Equity Years ended
                  December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows
                  Years ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

         Report of Ernst & Young, LLP, Independent Auditors

         Harbor Bankshares Corporation 1997 Proxy Statement

         All other schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the financial statements of the Registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.


         (2)  List of financial items attached:

              Consolidated Average Statements of Financial Condition Consolidated Statements of Income
              Consolidated Statements of Average Rates
              Interest Variance Analysis
              Investment Securities -- Book Value
              Investment Securities -- Weighted Rate by Maturity
              Investment Securities -- Market Value
              Investment Securities -- Maturities
              Loan Distribution
              Risk Elements of Loan Portfolio
              Summary of Loan Loss Experience
              Loan Maturities and Sensitivity
              Time Certificates -- $100,000 Maturities

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

       CONSOLIDATED AVERAGE STATEMENTS OF FINANCIAL CONDITION AND RATIOS
                                   (in 000s)


Year ended December 31,                                      1996               1995               1994
                                                             ----               ----               ----
ASSETS
      U.S. Treasury Securities                             $    ----          $   1,321          $  3,627
      U.S. Government Agencies                                14,880              8,944             7,717
      Interest-Bearing Deposits with Other Banks               7,064              7,712             9,190
      FHLB Stock and Other Securities                            561                418               270
      Federal Funds Sold                                       3,103              4,786            20,784
                                                           ---------          ---------          --------
                                                           $  25,608          $  23,181          $ 41,588
      Commercial Loans                                         7,451              4,862             3,324

      Real Estate Mortgages                                   70,697             67,508            37,062
      Consumer Loans                                           3,010              2,541             1,885
                                                           ---------          ---------          --------
      Loans Net of Unearned Income                            81,158             74,911            42,271
      Total Earning Assets                                   106,766             98,092            83,859
      Allowance for Possible Losses                             (880)              (817)             (499)
      Other Assets                                            10,410              9,584             5,566
                                                           ---------          ---------          --------
           TOTAL ASSETS                                    $ 116,296          $ 106,859          $ 88,926
                                                           =========          =========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
      Non-Interest Bearing Deposits                        $   9,316          $   8,991          $  8,640
      Interest-Bearing Transaction Accounts                   15,798             18,184            19,434
      Savings                                                 35,671             33,386            26,541
      Time - $100,000 or more                                 11,792              8,748             7,557
      Other Time                                              28,329             24,648            18,816
                                                           ---------          ---------          --------
      TOTAL Deposits                                       $ 100,906          $  93,957            80,988
      Other borrowed money                                     1,452              1,195              ----
      Notes payable                                            5,796              5,796             2,724

      Other Liabilities                                          888                593               584
                                                           ---------          ---------          --------
           TOTAL Liabilities                               $ 109,042          $ 101,541          $ 84,296
SHAREHOLDERS' EQUITY                                           7,254              5,318             4,630
                                                           ---------          ---------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 116,296          $ 106,859          $ 88,926
                                                           =========          =========          ========


RATIOS                                                1996                  1995                    1994
                                                      ----                  ----                    ----
Average Equity to Average Total Assets               6.24%                   4.98%                  5.21%
Return on Assets                                      .49%                    .64%                   .70%
Return on Equity                                     7.90%                   12.8%                  13.5%
Dividend Payout Ratio                                15.1%                   12.7%                  14.0%


CAPITAL SCHEDULE

Risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. For those holding companies with less than $150 million in assets, the guidelines will be applied on a bank-only basis. As Harbor Bankshares Corporation had total consolidated assets of $130 million and $113 million at December 31, 1996 and 1995, respectively, only the capital ratios of the Bank are disclosed below.



                        The Harbor Bank of Maryland      Regulatory Requirements

Primary Capital                       8.93%                   4.0%
Risk-Based Capital                   15.75%                   8.0%

                       CONSOLIDATED STATEMENTS OF INCOME
                          (000s except per share data)


Year ended December 31,                                    1996                1995                 1994
                                                           ----                ----                 ----
INTEREST AND FEES ON LOANS
      Commercial Loans                                     $ 732               $ 512                $ 289
      Real Estate Mortgages                                6,702               6,339                4,034
      Consumer Loans                                         371                 311                  211
                                                         -------             -------              -------
TOTAL Interest and Fees on Loans(1)                      $ 7,805             $ 7,162              $ 4,534
Interest on Taxable Investment Securities                    976                 597                  558
Interest on Other Investments(2)                             400                 431                  508
Interest on Federal Funds Sold                               165                 300                  937
                                                         -------             -------              -------
      TOTAL Interest Income                                9,346               8,490                6,537
INTEREST EXPENSE
      Savings                                              1,235               1,018                  896
      Interest-Bearing Transaction Accounts                  412                 462                  490
      Time - $100,000 or more                                635                 463                  289
      Other Time                                           1,497               1,275                  727
      Other Borrowed Money                                    81                  78                 ----
       Interest on Notes Payable                             309                 335                  124
                                                         -------             -------              -------
      TOTAL Interest Expense                               4,169               3,631                2,526
Net Interest Income                                        5,177               4,859                4,011
Provision for Possible Credit Losses                          60                 183                  248
                                                         -------             -------              -------
Net Interest Income After Provision for Possible
Credit Losses                                              5,117               4,676                3,763
Other Income                                                 759                 635                  786
Investment Security Gains (Losses)                          ----                ----                 ----
Other Expenses                                             4,888               4,181                3,554
                                                         -------             -------              -------
Income Before Taxes                                          988               1,130                  995
Applicable Income Tax                                        415                 451                  370
                                                         -------             -------              -------
NET INCOME                                                 $ 573               $ 679                $ 625
                                                           =====               =====                =====

PER COMMON SHARE
      NET INCOME                                          $ 1.09              $ 1.59               $ 1.46
                                                          ======              ======               ======
      Dividends per Share                                 $  .20                 .20               $  .14
                                                          ======              ======               ======

NOTES ON CONSOLIDATED STATEMENTS OF INCOME:

(1) Loan fees, which are included in Interest Income, were $291 in 1996, $232 in 1995, and $210 in 1994.

(2)   Certificates of Deposit with other financial institutions.

      The following is a chart that illustrates the average rates earned or paid for the years 1996, 1994 and 1993:


               Year ended December 31,                1996               1995               1994
                                                      ----               ----               ----
AVERAGE RATES EARNED
      Commercial Loans                                 9.82%             10.53%              8.69%
      Real Estate Mortgages                            9.48%              9.39%             10.88%
      Consumer Loans                                  12.33%             12.23%             11.19%
      Taxable Investment Securities                    6.56%              5.59%              4.92%
      Other Investments(1)                             5.66%              5.59%              5.53%
      Federal Funds Sold                               5.32%              6.27%              4.51%
                                                      ------             ------             ------
           TOTAL Earning Assets                        8.75%              8.65%              7.79%

AVERAGE RATES PAID
      Interest Bearing Transaction Accounts            2.61%              2.54%              2.52%
      Savings                                          3.46%              3.05%              3.38%
      Time - $100,000 or more                          5.39%              5.29%              3.82%
      Other Time                                       5.28%              5.17%              3.86%
      Other Borrowed Money                             5.58%              6.53%              ----
      Notes Payable                                    5.33%              5.78%              4.51%
                                                      ------             ------             ------
      TOTAL Interest Bearing Deposits                  4.55%              3.96%              3.46%
      NET YIELD ON EARNING ASSETS                      4.20%              4.69%              4.33%


(1)   Certificates of Deposit with other financial institutions.

      The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                           INTEREST VARIANCE ANALYSIS
                                   (in 000s)

                                         1996 COMPARED TO 1995                           1995 COMPARED TO 1994
                                      Increase (Decrease) due to:                     Increase (Decrease) due to:
                            -------------------------------------------------------------------------------------------------
                              Volume           Rate             Net           Volume            Rate              Net
                              ------           ----             ---           ------            ----              ---
INTEREST INCOME
Loans                        $ 1,032         $ (389)          $ 643           $ 3,118          $(490)          $ 2,628
Investment Securities            268            111             379               (53)            92                39
Federal Funds Sold               (89)           (46)           (135)           (1,002)           365              (637)
Other Interest Bearing
Assets (1)                       (85)           (54)            (31)             (132)            55               (77)
                             -------         ------           -----           -------          -----           -------

      TOTAL Interest
      Income                 $ 1,126         $ (270)          $ 856           $ 1,931          $  22           $ 1,953
                             =======         =======          =====           =======          =====           =======

INTEREST EXPENSE
Interest-Bearing
Transaction Accounts         $  (182)        $  132           $ (50)          $   (66)         $  38           $   (28)

Savings                           80            137             217               210            (88)              122
Time - $100,000 or
more                             163              9             172                63            111               174
Other Time                       195             27             222               302            246               548
Other Borrowed Money              14            (11)              3                78           ----                78

Notes Payable                   ----            (26)            (26)              176             35               211
                             -------         ------           -----           -------          -----           -------
TOTAL Interest
Expense                      $   270         $  268           $ 538           $   763          $ 342           $ 1,105
                             =======         ======           =====           =======          =====           =======
NET INTEREST
INCOME                       $   856         $ (538)          $ 318           $ 1,168          $(320)          $   848
                             =======         =======          =====           =======          =====           =======

Note: Loan fees, which were included in interest income were $291 in 1996, $232 in 1995 and $210 in 1994. A change in Rate/Volume has been allocated to the change in rate.

(1)   Certificates of Deposit with other financial institutions.

      The following table shows the Corporation's investment security maturity distribution as of December 31, 1996:

                             INVESTMENT SECURITIES
                                   (in 000s)

                              U.S. Treasury      U.S. Government      Other Securities       TOTAL
                                                     Agencies
Maturing Within One Year              ----                 ----                ----          $ ----
Maturing After One But                ----             $ 15,992                ----         $15,992
Within Five Years
Maturing After Five But               ----                 ----                ----            ----
Within Ten Years
Maturing After Ten Years              ----                 ----               $ 593         $   593
                                      ----               ------               -----         -------
TOTAL                              $  ----             $ 15,992               $ 593         $16,585
                                   =======             ========               =====         =======

      The following table shows a weighted average interest rate for the Corporation's investment securities as of December 31, 1995:

                                               INVESTMENT SECURITIES
                                                (Weighted Average)

                              U.S. Treasury      U.S. Government      Other Securities       TOTAL
                                                     Agencies
Maturing Within One Year             ----               ----                   ----           ----
Maturing After One But               ----              6.22%                   ----          6.22%
Within Five Years
Maturing After Five But              ----               ----                   ----           ----
Within Ten Years
Maturing After Ten Years             ----               ----                  7.38%          7.38%
                                   ------              -----                  -----          -----
TOTAL                                ----              6.22%                  7.38%          6.80%
                                   ======              =====                  =====          =====

      The following table sets forth the carrying amount and the market value of the Corporation's investment securities at the dates indicated:

                                               INVESTMENT SECURITIES
                                                     (in 000s)

                                    1996                            1995                             1994
                                    ----                            ----                             ----
                            Book           Market           Book            Market           Book           Market
                            ----           ------           ----            ------           ----           ------
U.S. Treasury                 ----            ----            ----             ----         $ 3,002         $ 2,957
U.S. Government             15,992          15,876          10,447           10,485          10,493          10,283
Agency
Other Securities               593             593             447              447             300             300
                           -------         -------         -------          -------         -------         -------
TOTAL                      $16,585         $16,469         $10,894          $10,932         $13,795         $13,540
                           =======         =======         =======          =======         =======         =======

      The following is a table that shows the Corporation's loan distribution at the end of each of the last five years:


                               LOAN DISTRIBUTION
                                   (in 000s)

     December 31           1996                1995               1994                1993               1992
                           ----                ----               ----                ----               ----
Commercial Loans          $ 9,612             $ 5,891            $ 3,761             $ 3,190            $ 2,854
Real Estate                72,017              69,414             52,418              31,156             27,914
Mortgages
Consumer Loans              3,713               2,804              2,122               1,734              1,527
                         --------            --------           --------            --------           --------
      TOTAL              $ 85,342            $ 78,109           $ 58,301            $ 36,080           $ 32,295
                         ========            ========           ========            ========           ========


                                LOAN DISTRIBUTION
                                    (Percent)

     December 31           1996                1995               1994                1993               1992
                           ----                ----               ----                ----               ----
Commercial Loans          11.26%               7.54%              6.45%               8.84%              8.84%
Real Estate Loans         84.39%              88.87%             89.91%              86.35%             86.43%
Consumer Loans             4.35%               3.59%              3.64%               4.81%              4.73%
                          ------              ------             ------              ------             ------
      TOTAL               100.0%              100.0%             100.0%              100.0%             100.0%
                          ======              ======             ======              ======             ======

      The following is a chart that gives the summary of the loan loss experience for each year in the five year period ended December 31, 1996:

                                          SUMMARY OF LOAN LOSS EXPERIENCE
                                                     (in 000s)

     Year ended December 31,                   1996              1995              1994             1993              1992
                                               ----              ----              ----             ----              ----
Balance at Beginning of
Period                                        $ 817             $ 658             $ 428            $ 344             $ 286
Loans Charged Off:
      Commercial Loans                           14               ---                 4                1                27
      Real Estate Mortgages                       5                 6                19               16                15
      Consumer Loans                             34                29                 8               16                30
                                             ------            ------               ---             ----               ---
TOTAL Loans Charged Off                        $ 53              $ 35              $ 31             $ 33              $ 72

Recoveries of Loans:
      Commercial Loans                           57                 1                 2                1                 1
      Real Estate Mortgages                     ---                 6               ---                8                 2
      Consumer Loans                              8                 4                11               12                21
                                            -------           -------             -----            -----             -----
TOTAL Loans Recovered                            65                11                13               21                24
                                            -------           -------             -----            -----             -----
Net Loans Charged Off                          (12)                24                18               12                48
                                            -------           -------             -----            -----              ----
Provisions Charged to
Operations                                       60               183               248               96               106
                                              -----             -----             -----            -----             -----
Balance at End of Period                      $ 889             $ 817             $ 658            $ 428             $ 344
                                              =====             =====             =====            =====             =====
Daily Average Amount of
Loans                                      $ 81,158          $ 74,911          $ 42,271         $ 33,546            29,802
                                           ========          ========          ========         ========            ======
Allowance for Possible Loan
Losses to Loans Outstanding                   1.04%             1.09%             1.13%            1.18%             1.07%
                                              =====             =====             =====            =====             =====
Net Charge Offs to Average
Loans Outstanding                            (.01%)              .03%              .04%             .04%              .16%
                                             ======              ====              ====             ====              ====

                        RISK ELEMENTS OF LOAN PORTFOLIO
                                   (in 000s)

       December 31         1996       1995        1994        1993       1992
                           ----       ----        ----        ----       ----
Non-Accrual Loans         $ 284       none       $ 200       $ 200       none
                          -----       ----       -----       -----       ----
Accruing Loans Past
Due 90 Days or More         276        481         143          34         42
                          -----       ----       -----       -----       ----
Restructured Loans         none       none        none        none       none
                          =====       ====       =====       =====       ====


      The following is information with respect to non-accrual loans at December 31, 1996 and December 31, 1995:

                                                          1996            1995
                                                          ----            ----
Interest Income that Would Have Been Recorded             $  22           $----
                                                          -----           -----
Under Original Terms
Interest Income Recorded during the Period                $   3            ----
                                                          -----           -----



      It is the policy of the Corporation to place a loan on non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan, and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management. A non-accruing loan is restored to accrual status when principal and interest payments have been brought current or it becomes well-secured or is in the process of collection and the prospects of future contractual payments are no longer in doubt.

Potential Problem Loans

      At December 31, 1996, the Corporation had $1.7 million in loans for which the borrowers are experiencing financial difficulties. Those loans are subject to constant management attention and their classification is reviewed monthly.

      As of December 31, 1996, 84.4% of the Corporation's loan portfolio was secured by real estate, mainly, 1-to-4 family residential properties.

      Management analyzes the reserve for possible loan losses on a quarterly basis. Those factors considered in determining the adequacy of the reserve include specific identification of known risk loans, adequacy of collateral on specific past due and non-accrual loans, past experience, the ratio of the reserve to net loans and current and anticipated economic conditions affecting the customer base in the area the Bank serves.

      Management allocates the reserve for possible loan losses by type of loan. Both performing and non-performing loans are also reviewed periodically to identify high risk assets and their potential impact upon the reserve. Based on all information known to date, management does not expect net losses as a percentage of average loans in 1997 to exceed the 1996 levels.

      The following is a table that shows the maturity of loans as of December 31, 1996:

                                       Commercial             Real Estate           Consumer
                                          Loans                Mortgages              Loans             TOTAL
                                       ----------             -----------           --------            -----
Maturing Within One Year                 $ 7,603                $ 22,657                $ 684           $ 30,944
Maturing After One Year
But Within Five Years                      2,009                   8,729                  632           $ 11,370
Maturing After Five Years                    ---                  40,631                2,397           $ 43,028
                                          ------               ---------             --------           --------


TOTAL                                    $ 9,612                $ 72,017              $ 3,713           $ 85,342
                                         =======                ========              =======           ========

Classified By Sensitivity To Changes In Interest Rates:

                                                             Adjustable
                                      Fixed Interest          Interest
                                      Rate Loans             Rate Loans            TOTAL
                                      --------------         ----------            -----
Maturing Within One Year                 $  1,869              $ 29,075          $ 30,944
Maturing After One But Within
Five Years                                  7,585                 3,785            11,370
Maturing After Five Years                  43,028                  ----            43,028
                                         --------              --------          --------
TOTAL                                    $ 52,482              $ 32,860          $ 85,342
                                         ========              ========          ========

      Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1996 and 1995 are summarized as follows:

                        TIME CERTIFICATES OVER $100,000
                                   (in 000s)

MATURING:                          1996               1995
                                   ----               ----
Three months or less              $ 3,434           $ 3,870
Three to six months                 2,354             3,310
Six to twelve months                3,283             3,494
Over twelve months                  8,309               674
                                 --------             -----
TOTAL                            $ 17,380          $ 11,348



Long and Short Term Borrowings

      Short term borrowings consist of borrowings from the FHLB. These borrowings reprice daily, have maturities of one year or less and may be prepaid without penalty. Long term borrowings consist of a five-year note from the Resolution Trust Company with quarterly interest payments based on Treasury Bill rates and principal payment at the end of the fifth year. Principal payments can be made without penalty before the maturity of the note.

      The  table  below  presents  certain   information  with  respect  to  the
borrowings:

                                                       Years ended December 31,
                                                       ------------------------
                                                        1996            1995
                                                        ----            ----
                                                        (Dollars in Thousands)

Amount outstanding at period-end:
      Long-term promissory note                         $ 5,796         $ 5,796
      Borrowings from FHLB                                  ---             ---

Average outstanding:
      Long-term promissory note                         $ 5,796         $ 5,796
      Borrowings from FHLB                                1,452           1,195
Weighted average interest rate during the period:
      Long-term promissory note                           5.33%           5.93%
      Borrowings from FHLB                                5.58%           6.56%

           Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


           HARBOR BANKSHARES CORPORATION


              /s/ Teodoro J. Hernandez
By:        __________________________________________________

                  Treasurer
Title:     __________________________________________________

                  March 27, 1997
Date:      __________________________________________________



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, and in the capacities, and on the dates indicated:


              /s/ Stanley W. Tucker
By:        __________________________________________________

                  Director
Title:     __________________________________________________

                  March 27, 1997
Date:      __________________________________________________


              /s/ John Paterakis
By:        __________________________________________________

                  Director
Title:     __________________________________________________

                  March 27, 1997
Date:      ________________________________________________


              /s/ Louis J. Grasmick
By:        __________________________________________________

                  Director
Title:     __________________________________________________

                  March 27, 1997
Date:      __________________________________________________

               /s/Joseph Haskins, Jr.
By:        __________________________________________________

                  Chairman, President and CEO
Title:     __________________________________________________

                  March 27, 1997
Date:      __________________________________________________

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

                           Corporate Financial Review

OVERVIEW

         Harbor Bankshares Corporation continued its expansion during 1996, through its subsidiary, The Harbor Bank of Maryland. A network of fifteen ATM Machines was established during September 1996 in a partnership with Stop, Shop and Save, a Supermarket chain located in Baltimore City creating a new market for the services of the Corporation. In addition, two other ATM locations were added, bringing the total of machines in the network, including existing branch locations, to nineteen.

         During May of 1996, the Corporation's only subsidiary, The Harbor Bank of Maryland, established Harbor Financial Services, a company dealing with the sales of Insurance, Mutual Funds and other financial services. The Company was established to provide additional financial services to the Bank's customer base.

         During July 1996, a secondary common stock offering of 198,481 shares was concluded. The net proceeds of $2.8 million were raised to help continue the growth of the Corporation through the establishment of additional branches to better serve its customer base. The secondary offering of common stock increased average shares outstanding by approximately 100,000 shares, and accordingly reduced earnings per share.

         Net earnings for Harbor Bankshares Corporation, were $573 thousand for 1996, compared to $679 for 1995, a decrease of $106 thousand or 15.6%. The Corporation's only subsidiary, The Harbor Bank of Maryland, achieved earnings of $777 thousand in 1996, with a Return on Average Assets of .67%.

HARBOR BANKSHARES CORORATION AND SUBSIDIARY

         The Corporation's Return on Average Assets (ROAA) was .49%, compared to .64% earned during 1995, reflecting the cost of the expansions and the one time assessment fee from the FDIC which totaled $235 thousand. Return on Average Equity (ROAE) was 7.9% for 1996 compared to 12.8% for 1995.

         Earnings per average outstanding share, adjusted retroactively for the 1 1/3% stock dividend declared January 15, 1997, payable February 28, 1997 to common stockholders or record on January 31, 1997 for the years ended 1996 and 1995, decreased to $1.07 in 1996 from $1.55 the previous year.

FDIC  ASSESSMENT AND ACQUISITIONS

         The FDIC has implemented a risk-related assessment system for deposit insurance premiums. All depository institutions have been assigned to one of nine risk assessment classifications based upon certain capital and supervisory measures.

         As a result of the acquisition of branch offices and related insured deposits of John Hanson Federal Savings Bank and Second National Federal Savings Bank, approximately 49.5% of the Bank's "average assessment base" (as defined in the FDIC's regulations) was subject to the deposit assessment rates of the Savings Association Insurance Fund ("SAIF") of the FDIC. Because the SAIF remained substantially undercapitalized, legislation was introduced in Congress to recapitalize SAIF by a one-time special assessment on SAIF assessable deposits (including those held by banks). The one-time assessment, recognized in the Corporation's consolidated financial statements as of September 30, 1996, was $235 thousand. This assessment had a negative impact on the Corporation's earnings for 1996.

HARBOR BANKSHARES COPORATION AND SUBSIDIARY

NET INTEREST INCOME
         Net interest income is the difference between interest income and related fees on earning assets and the interest expense incurred on deposits. Net Interest Income continued to be the Corporation's main source of earnings. Net interest income increased to $5.2 million in 1996 from$4.9 million in 1995.

         Total interest income increased by $855 thousand or 10.1% to $9.3 million for 1996 when compared to the $8.5 million earned during 1995. A growth in total average earning assets of 8.8%, mainly in the loan portfolio, was the main reason for the increase.

         Total interest expense increased by $539 thousand or 14.8% to $4.2 million in 1996 from $3.6 million in 1995. This increase was mainly due to the growth in interest bearing deposits and higher interest rates paid on deposits, used to fund the loan growth discussed above.

         Net interest margin for 1996 was 4.92% compared to 5.05% for 1995.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

         The following table compares the components of the net interest margin and the changes occurring in those components from 1996 to 1995.

---------------------------------------------------------------------------------------------------

                               Net Interest Margin
                         (as percent of earning assets)

                                                       1996              1995           Basis Point
                                                       ----              ------         -----------
                                                                                        Change
                                                                                        ------
Yield on earning assets                                8.75%             8.65%            .10%
Rate paid on interest bearing liabilities              4.22%             3.96%            .26%
Net benefit of non-interest bearing funds               .39%              .36%            .03%
Average cost of funds                                  3.83%             3.60%            .23%
Net interest margin                                    4.92%             5.05%          (.13%)
---------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES
         The provision for loan losses was $60 thousand for 1996, a decrease of $123 thousand from the $183 thousand provided in 1995. The reserve level is monitored closely by management on a quarterly basis based on charge-off experience and management's risk rating on past due and non-performing loans. The reserve level as of December 31, 1996, is considered adequate. The Corporation maintains a highly collateralized loan portfolio consisting mainly of residential and commercial mortgage loans. Charge-offs increased from $35 thousand in 1995 to $53 thousand in 1996. Recoveries for 1996 totaled $65 thousand compared to $10 thousand for 1995. The ratio of the loan loss reserve to outstanding loans was 1.04% for 1996 compared to 1.05% for 1995.

OTHER OPERATING INCOME
         Non-interest income increased by $124 thousand or 19.6% to $760 thousand in 1996. Increased fees and service charges contributed to the increase.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

OTHER OPERATING EXPENSES
         Non-interest expenses, at $4.9 million in 1996, increased by 17.5% as compared to $4.2 million in 1995 . Salaries and benefit expenses increased to $2.2 million in 1996 from $1.9 million in 1995. The increase was caused by additional staff, salary increases and benefit costs. Other expenses increased by $481 thousand or 21.1%. The $235,000 FDIC assessment discussed above caused the majority of the increase in other operating expenses. Costs such as, occupancy, legal , and data processing fees due to higher account activity also contributed to the increase in other operating expenses.

APPLICABLE INCOME TAXES
         Applicable income taxes includes current and deferred portions which are detailed in Note 8 of the audited consolidated financial statements. At $391 thousand, taxes represented 40.5% of income before taxes for 1996 and $451 thousand or 39.9% for 1995.

CREDIT RISK ANALYSIS
         The Corporation, through its subsidiary, The Harbor Bank of Maryland, has in place credit policies and procedures designed to control and monitor credit risk. Credit analysis and loan review functions have provided a check and balance system for assessing initial and ongoing risk associated with the lending process.

         Non-performing loans, comprised of non-accruing loans and accruing loans 90 days or more past due, were $559 thousand or .65% of gross loans outstanding at the end of 1996. This compares with $481 thousand or .62% of gross loans outstanding at the end of 1995.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

         The reserve for possible loan losses increased from $817 thousand at the end of 1995 to $889 thousand at the end of 1996. As of year end, the reserve represented 1.04% of gross loans outstanding. Based on quarterly analyses
conducted   throughout  the  year,  this  reserve  is  considered   adequate  by
management.

ASSET AND LIABILITY MANAGEMENT
Introduction
         The Investment Committee of the Corporation reviews policies regarding the sources and uses of funds, maturity distribution, and associated interest rate sensitivities. This effort is aimed at minimizing risks associated with fluctuating interest rates, as well as maintaining sufficient liquidity.

Liquidity
         Liquidity describes the ability of the Corporation to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Corporation, as well as to meet current and planned expenditures. The Corporation through the Bank, is required to maintain adequate sources of cash in order to meet its financial commitments in an organized manner without incurring substantial losses. These commitments relate principally to changes in the Bank's deposit base through withdrawals and changes in funds required to meet normal and seasonal loan demands. The Bank, and thereby the Corporation, derives liquidity through the maturity distribution of the investment portfolio, loan repayments and income from earning assets. The Bank maintains a portion of its investment portfolio as a liquidity reserve which can be converted to cash on an immediate basis with minimal loss.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

           The Bank has also established secured lines of credit with the FHLB as an additional source of liquidity. Collateral must be pledged to the FHLB before advances can be obtained. At December 31, 1996, The Corporation had sufficient collateral in order to borrow up to an aggregate of $13.0 million from the FHLB under the established lines of credit, if necessary. Liquidity is also provided through the Corporation's portfolio of liquid assets, consisting of cash and due from banks, interest-bearing deposits in other banks and investment securities available for sale. Such assets totaled $12.5 million or 9.6% of total assets at December 31, 1996.

         The Corporation derives its cash from a combination of operating activities, investing activities and financing activities as disclosed in the consolidated statement of cash flows. Cash flow from operating activities consists of interest income collected on loans and investments, interest expense paid on deposits and other borrowings, other income collected such as cash received relating to service charges, and cash payments for other operating expenses including income taxes. Cash flows from investing activities include the purchase, sale and maturity of investments and interest bearing deposits in other banks, the net increase in the level of loans, and purchases of premises and equipment. Cash flows from financing activities consist of movements in the level of deposits and other borrowings, proceeds from the issuance of stock, and payment of cash dividends.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

         For the year ended December 31, 1996, net cash provided by operating activities totaled $1.1 million. Net cash used in investing for the same period totaled $11.6 million resulting primarily from a net increase in loans of $7.2 million and purchases of securities totaling $9.0 million offset by the maturities of investments and interest bearing deposits in other banks totaling $5.4 million. Purchases of premises and equipment totaled $664 thousand. Net cash provided by financing activities for the year ended December 31, 1996 totaled $15.8 million resulting primarily from a net increase in deposits of $8.3 million and net proceeds from the stock offering of $2.9 million.

INTEREST RATE SENSITIVITY
         Interest rate sensitivity refers to the degree that earnings will be affected by changes in the general level of interest rates. Interest sensitive assets are typically loans which have interest rates related to the prime interest rate or other type of index. Interest sensitive liabilities have interest rates which likewise vary based upon market changes. Reducing the net interest rate sensitivity of the Corporation's balance sheet is the goal of the asset/liability management process.

         One measure of interest rate sensitivity is the difference between interest sensitive assets and interest sensitive liabilities, called the "interest sensitivity gap". The following table shows an analysis of the Corporation's cumulative interest sensitivity gap position. In those time frames where the interest sensitive gap is negative, a decline in interest rates will improve the interest margins. For those periods where the interest sensitivity gap is positive, the net interest margins should improve as interest rates rise.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

-------------------------------------------------------------------------------
                        Cumulative Interest Sensitive Gap

                                                Repricing or Maturity
                                      -----------------------------------------

December 31, 1996 (in millions)       3 months          6 months         1 year
                                      --------          --------         ------
Interest sensitive assets                $ 40              $ 45           $ 53
Interest sensitive liabilities             33                44             56
                                           --             -----         ------
Interest sensitivity gap                 $  7             $   1         $   (3)
                                         ====             =====         ======
Gap to total assets                       5.4%               .8%          (2.3%)
--------------------------------------------------------------------------------


LONG AND SHORT TERM BORROWINGS
         During 1994 the Corporation borrowed from the Resolution Trust Corporation $5.8 million to invest as tier one capital in its subsidiary, The Harbor Bank of Maryland. This borrowing was necessary to maintain adequate capital levels due to the growth achieved through the purchase of three (3) branches from the Resolution Trust Corporation. These borrowings require quarterly interest payments based on Treasury bill rates and a principal payment at the end of the fifth year. Principal payments can be made at any time before the end of the term. The interest paid on the debt for 1996 was $309 thousand. Short term borrowings consist of borrowings from the FHLB. These borrowings reprice daily, have maturities of one year or less and may be prepaid without penalty. During 1996, the Company borrowed up to a total of $3.5 million of these short term borrowings in order to finance its loan demand. These borrowings were repaid during the third quarter of 1996. There were no outstanding short term borrowings as of year ended December 31, 1996.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Capital Resources
         Shareholders' equity grew by $3.4 million or 59.9% to $9.0 million. This increase was mainly due to the stock offering that took place during June 1996 which increased shareholders equity by $2.8 million and the earnings retained by the Corporation. Shareholder's equity was 6.9% of total assets as of the year end. The Tier 1 capital ratio as of December 31, 1996 was 15.75%, and the risk based capital ratio was 17.00%. Both ratios were above the minimum requirements established by regulators which were 4.0% for tier 1 capital and 8.0% for total risk based capital. The book value of each share of common stock rose from $13.17 at the end of 1995 to $14.21 at the end of 1996, a 7.9% increase.

Changes in Financial Position
         The Corporation through its subsidiary, The Harbor Bank of Maryland, continued its growth during 1996. An ATM network was established in Baltimore City in partnership with a supermarket chain, as well as the establishment of a financial service company.

         Assets grew by $16.3 million or 14.4% to $129.7 million from $113.3 million in 1995. Deposits increased by $13.0 million to $114.1 million or 12.9% from $101.1 million in 1995, and net loans increased by $7.1 million to $84.5 million or 9.3% over $77.3 million in 1995.

         The Corporation plans to continued its expansion through marketing efforts by its management and board of directors.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

         Deposit growth provided the major source of additional funds. Use of these funds was reflected in the growth of the investment and loan portfolio.

FINANCIAL ANALYSIS - 1995 AND 1994
         Net income for 1995 increased by $54 thousand or 8.7% to $679 thousand from $625 thousand in 1994.

         Stockholders' equity increased by 11.5% to $5.6 million during 1995, and assets increased by 6.9% to $113.3 million. Repricing of liabilities and substantial growth in earning assets contributed to the increase.

         On a per share basis, adjusted retroactively for the 1 1/3% stock dividend declared January 15, 1997, payable February 28, 1997, to common stockholders of record on January 31, 1997, for the years ended 1995 and 1994, net income was $1.55 in 1995 up $0.12 from $1.43 in 1994.

         Net interest income for 1995 increased by $848 thousand or 21.1% to $4.9 million due to the growth in the loan and investment areas. Average earning assets increased by $25.9 million or 35.9% to $98.1 million in 1995. The increased net interest income during 1995, when compared to 1994, was mainly due to the effect of increased balances in earning assets.

         During 1995, the provision for possible loan losses decreased by $65 thousand or 26.1%. The decrease in 1995 reflects the need for less provision due to the quality of the loan portfolio, although, outstanding loans continue to increase during the year.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

         Non-interest income decreased by $151 thousand or 19.2% during 1995 when compared to 1994. During 1994, revenues due to the sale of real estate loans totaled $218 thousand. There were no sale of loans during 1995.

         Non-interest expenses increased by $627 thousand or 17.6% over the previous year. Salaries and benefits increased by $352 thousand or 22.7% due to increased staff, and salary increases for existing staff. Occupancy expense increased by $77 thousand or 21.7% over the previous year, equipment expense increased by $79 thousand or 64.5% and other expenses increased by $119 thousand or 7.8%. These increases were mainly related to branch expansions, as a result of the opening of one branch during December 1995 and the acquisition of three branch locations from the Resolution Trust Corporation during June and September 1994. The full cost of the operations of the three locations purchased, is reflected in the 1995 operating expenses.

         Applicable income taxes for 1995 increased by $81 thousand or 21.7% due to increased earnings.

         Deposits grew by $6.4 million or 6.7%. This increase was the result of the continued effort of the Corporation to attract new business.

         Net  loans  increased  by  $19.6  million  or  34.1%,   and  investment
securities decreased by $2.9 million or 20.9%. Both of these asset categories were the main user of the source of funds provided by the deposit growth.

         Shareholders' Equity grew by $583 thousand or 11.5% due to retained earnings.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

         The Tier 1 capital ratio as of December 31, 1995 was 11.92%, and the risk based capital ratio was 13.17%; both were well above minimum regulatory requirements.

OTHER INFORMATION
         Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," SFAS No. 122, "Accounting for Mortgage Servicing Rights - an Amendment of SFAS 65," and SFAS No. 123, "Accounting for Stock Based Compensation." The adoption of these new accounting pronouncements did not have a material effect on the consolidated financial statements of the Corporation.

In June of 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which provides new accounting and reporting standards for sales, securitization and servicing of receivables and other financial assets and extinguishments of liabilities. The provisions of the Statement are to be applied to transactions occurring after December 31, 1996. The Corporation is currently reviewing the provisions of the Statement to determine what, if any, impact there will be on the Corporation.

         The Corporation continues with its plans for expansion during 1997. A branch location is planned for early Spring near the Inner Harbor in Baltimore City. The addition of other ATM machines to the network is also being considered.

                  CONSOLIDATED FIVE-YEAR FINANCIAL HIGHLIGHTS
                  HARBOR BANKSHARES CORPORATION AND SUBISDIARY

----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)          1996              1995              1994             1993              1992
BALANCE SHEET DATA
Total Assets                                 $129,651          $113,316          $106,069         $ 61,741          $ 56,575
Deposits                                      114,124           101,098            94,726           56,868            52,037
Total Net Loans                                84,453            77,292            57,643           35,653            31,951
Total Shareholders' Equity                      9,001             5,641             5,059            4,479             4,046
----------------------------------------------------------------------------------------------------------------------------
OPERATING DATA (for the full year)
Interest Income                              $  9,345          $  8,490          $  6,537         $  4,369          $  4,163
Interest Expense                                4,170             3,631             2,526            1,659             1,907
                                             --------          --------          --------         --------          --------
Net Interest Income                          $  5,175          $  4,859          $  4,011         $  2,710          $  2,256
Provision for Loan Losses                          60               183               248               96               106
Other Operating Income                            760               635               786              515               517
Other Operating Expenses                        4,912             4,181             3,554            2,343             2,100
                                             --------          --------          --------         --------          --------
Income Before Taxes                          $    963          $  1,130          $    995         $    786          $    567

Income Taxes                                      390               451               370              311               221
                                             --------          --------          --------         --------          --------
Net Income                                   $    573          $    679          $    625         $    475          $    346
                                             ========          ========          ========         ========          ========
----------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Net Income(*)                                $   1.07          $   1.55          $   1.43         $   1.09          $   0.80
Dividend                                     $    .20          $    .20          $    .14         $    .10          $    ---
Book Value                                   $  14.21          $  13.17          $  11.77         $  10.51          $   9.50

(*)Net income per share is based upon average shares outstanding, adjusted retroactively for the 1 1/3% stock dividend declared January 15, 1997, payable February 28, 1997 to common stockholders of record on January 31, 1997 for all years presented.

                              AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              Harbor Bankshares
                              Corporation


                              Years ended December 31, 1996, 1995 and 1994 with Report of Independent Auditors

                         Harbor Bankshares Corporation

                   Audited Consolidated Financial Statements


                  Years ended December 31, 1996, 1995 and 1994




                                    Contents


Report of Independent Auditors ............................................ 1

Audited Consolidated Financial Statements

Consolidated Statements of Condition....................................... 2
Consolidated Statements of Income.......................................... 3
Consolidated Statements of Changes in Shareholders' Equity................. 4
Consolidated Statements of Cash Flows...................................... 5
Notes to Consolidated Financial Statements................................. 6

                         Report of Independent Auditors


To the Shareholders and the Board of Directors
Harbor Bankshares Corporation

We have audited the accompanying consolidated statements of condition of Harbor Bankshares Corporation and subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996 These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harbor Bankshares Corporation and subsidiary at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As described in Note 1 to the financial statements, effective January 1, 1994, the Corporation changed its method of accounting for investments.

                                /s/ Ernst & Young LLP
                                ---------------------




March 7, 1997

                  Harbor Bankshares Corporation and Subsidiary

                      Consolidated Statements of Condition

                                                                                 December 31
                                                                           1996                1995
                                                                   ----------------------------------------
Assets
Cash and due from banks                                                $   5,372,949         $ 6,682,427
Federal funds sold                                                        10,929,028           4,308,285
Interest bearing deposits in other banks                                   5,573,829           7,517,733
Investment securities:
   Held to maturity at amortized cost (market value of
     $14,889,839 in 1996 and $9,653,542 in 1995)                          15,015,715           9,437,205
   Available for sale (at market value, amortized cost in 1996
     of $1,583,000 and $1,443,708 in 1995)                                 1,569,400           1,460,861
                                                                   ----------------------------------------
Total investment securities                                               16,585,115          10,898,066

Loans                                                                     85,509,102          78,238,442
Unearned income                                                             (166,895)           (129,754)
Reserve for possible loan losses                                            (889,391)           (816,853)
                                                                   ----------------------------------------
Net loans                                                                 84,452,816          77,291,835
Property and equipment--net                                                1,058,155             805,669
Goodwill--net                                                              4,162,586           4,493,858
Accrued interest receivable                                                  993,481             775,911
Other assets                                                                 523,459             542,516
                                                                   ----------------------------------------
Total assets                                                            $129,651,418       $ 113,316,300
                                                                   ========================================

Liabilities and shareholders' equity
Liabilities:
   Deposits:
     Noninterest bearing demand                                        $   8,953,672       $  12,682,591
     Interest bearing transaction accounts                                13,755,550          15,337,116
     Savings                                                              40,989,551          34,139,846
     Time, $100,000 or more                                               17,380,717          11,348,015
     Other time                                                           33,044,015          27,590,556
                                                                   ----------------------------------------
Total deposits                                                           114,123,505         101,098,124
Accrued interest payable                                                     520,837             639,541
Notes payable                                                              5,795,547           5,795,547
Other liabilities                                                            210,323             141,256
                                                                   ----------------------------------------
Total liabilities                                                        120,650,212         107,674,468

Shareholders' equity:
Common stock--par value $.01 per share: authorized 10,000,000 shares; 633,444 and 428,488 shares issued and outstanding at
   December 31, 1996 and 1995, respectively                                    6,334               4,285
Capital surplus                                                            5,720,069           2,829,026
Retained earnings                                                          3,283,153           2,796,918
Net unrealized gain (loss) on investment securities available
   for sale, net of taxes                                                     (8,350)             11,603
                                                                   ----------------------------------------
Total shareholders' equity                                                 9,001,206           5,641,832
                                                                   ----------------------------------------
Total liabilities and shareholders' equity                              $129,651,418       $ 113,316,300
                                                                   ========================================

See accompanying notes.

                  Harbor Bankshares Corporation and Subsidiary

                       Consolidated Statements of Income


                                                                         Year ended December 31
                                                            --------------------------------------------------
                                                                  1996             1995            1994
                                                            --------------------------------------------------
Interest income
Interest and fees on loans                                       $7,804,575      $7,161,412      $4,533,975
Interest on investments - taxable                                   976,471         597,379         557,588
Interest on deposits in other banks                                 399,686         431,602         508,113
Interest on federal funds sold                                      164,826         300,152         937,193
                                                            --------------------------------------------------
Total interest income                                             9,345,558       8,490,545       6,536,869

Interest expense
Interest bearing transaction accounts                               412,014         383,347         359,960
Savings                                                           1,235,344       1,470,806       1,025,994
Time, $100,000 or more                                              635,499         463,330         288,650
Other time                                                        1,497,072         900,462         727,445
Notes payable                                                       309,205         334,778         123,558
Interest on federal funds purchased                                  80,806          78,349
                                                            --------------------------------------------------
Total interest expense                                            4,169,940       3,631,072       2,525,607
                                                            --------------------------------------------------
Net interest income                                               5,175,618       4,859,473       4,011,262
Provision for possible loan losses                                   60,000         183,337         248,000
                                                            --------------------------------------------------
Net interest income after provision for possible loan losses      5,115,618       4,676,136       3,763,262

Other operating income
Service charges on deposit accounts                                 591,003         490,842         464,303
Other service charges                                               165,940          92,955          98,347
Gain on sales of loans                                                                              218,329
Other income                                                          2,818          51,559           5,370
                                                            --------------------------------------------------
                                                                    759,761         635,356         786,349

Other operating expenses
Salaries and employee benefits                                    2,152,040       1,902,807       1,550,403
Occupancy expense of premises                                       533,285         433,764         356,431
Data processing fees                                                397,696         338,077         267,192
Equipment expense                                                   249,376         201,249         122,371
FDIC insurance                                                      318,097         165,991         147,381
Stationery and supplies                                             173,939         138,895          94,479
Professional fees                                                   100,646          99,032          95,982
Postage                                                              66,162          64,038          65,823
Courier transportation                                               74,160          68,972          61,016
Goodwill amortization                                               331,272         331,272         143,970
Other expense                                                       515,228         437,160         649,004
                                                            --------------------------------------------------
                                                                  4,911,901       4,181,257       3,554,052
                                                            --------------------------------------------------
Income before income taxes                                          963,478       1,130,235         995,559
Applicable income taxes                                             390,701         450,804         370,449
                                                            --------------------------------------------------
Net income                                                      $   572,777     $   679,431     $   625,110
                                                            ==================================================
Net income per share                                            $     1.07      $     1.55      $     1.43
                                                            ==================================================

See accompanying notes.

                  Harbor Bankshares Corporation and Subsidiary

           Consolidated Statements of Changes in Shareholders' Equity


                                       Common       Capital         Retained        Unrealized     Shareholders'
                                       Stock        Surplus         Earnings       Gain (Loss)        Equity
                                    -------------------------------------------------------------------------------
Balance at January 1, 1994             $4,261     $ 2,836,309      $ 1,638,224      $      -        $ 4,478,794

Adjustment to beginning balance for
   change in accounting method, net
   of income taxes of $7,801                                                          12,399             12,399

Net income for the year                                                625,110                          625,110
Exercise of stock options                  36          23,988                                            24,024
Cash dividends - $ .14 per share                                       (59,905)                         (59,905)
Change in unrealized gain (loss) on
   investment securities available
   for sale, net of income tax
   benefit of $13,481                                                                (21,427)           (21,427)
                                    -------------------------------------------------------------------------------
Balance at December 31, 1994            4,297       2,860,297        2,203,429        (9,028)         5,058,995

Net income for the year                                                679,431                          679,431
Exercise of stock options                  30          24,970                                            25,000
Retirement of treasury stock              (42)        (56,241)                                          (56,283)
Cash dividends - $.20 per share                                        (85,942)                         (85,942)
Change in unrealized gain (loss) on
   investment securities available
   for sale, net of income taxes of
   $11,230                                                                            20,631             20,631
                                    -------------------------------------------------------------------------------
Balance at December 31, 1995            4,285       2,829,026        2,796,918        11,603          5,641,832

Net income for the year                                                572,777                          572,777
Exercise of stock options                  65          45,435                                            45,500
Proceeds from issuance of common
   stock                                1,984       2,845,608                                         2,847,592
Cash dividends - $.20 per share                                        (86,542)                         (86,542)
Change in unrealized gain (loss) on
   investment securities available
   for sale, net of income tax
   benefit of $7,706                                                                 (19,953)           (19,953)
                                    -------------------------------------------------------------------------------
 Balance at December 31, 1996          $6,334      $5,720,069       $3,283,153      $ (8,350)       $ 9,001,206
                                    ===============================================================================

See accompanying notes.

                  Harbor Bankshares Corporation and Subsidiary

                      Consolidated Statements of Cash Flows

                                                                              Year ended December 31
                                                                     1996               1995             1994
                                                              -------------------------------------------------------
Operating activities
Net income                                                       $     572,777     $    679,431       $     625,110
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Provision for possible loan losses                                 60,000          183,337             248,000
     Depreciation and amortization                                     598,541          537,681             319,993
     Gains on sales of loans                                                                               (218,329)
     (Increase) decrease in interest receivable and other             (198,513)          47,629            (568,095)
       assets
     Increase in interest payable and other liabilities                 60,067          321,583              64,942
                                                              -------------------------------------------------------
Net cash provided by operating activities                            1,092,872        1,769,661             471,621

Investing activities
Net decrease in deposits at other banks                              1,943,904        1,272,519             933,257
Purchases of investment securities held to maturity                 (8,113,716)      (7,947,964)         (5,872,816)
Purchases of investment securities available for sale               (1,000,000)        (165,857)           (986,880)
Proceeds from maturities of investment securities
   available for sale                                                1,000,000        1,000,000           1,000,000
Proceeds from maturities of investment securities held to
   maturity                                                          2,426,667       10,000,000           1,000,000
Purchase of branches                                                                                     (4,969,100)
Purchase of loans                                                                   (17,319,820)        (32,340,441)
Net increase in loans                                               (7,160,981)      (2,506,881)         (5,273,641)
Proceeds from sales of loans                                                                             15,449,407
Purchases of premises and equipment                                   (663,912)        (523,054)           (228,542)
                                                              -------------------------------------------------------
Net cash used in investing activities                              (11,568,038)     (16,191,057)        (31,288,756)

Financing activities
Net (decrease) increase in noninterest bearing transaction
   accounts                                                         (3,728,919)       3,975,713           1,736,682
Net (decrease) increase  in interest bearing transaction
   accounts                                                         (1,581,566)      (2,147,732)          8,869,268
Net increase (decrease) in savings deposits                          6,849,705       (3,030,972)         15,336,109
Net increase in time deposits                                       11,486,161        7,575,007          11,916,205
Proceeds from common stock issuance                                  2,847,592           25,000              24,024
Proceeds from issuance of notes payable                                                                   5,795,547
Payments of cash dividends                                             (86,542)         (85,942)            (59,905)
Acquisition of common stock                                                             (56,283)
                                                              -------------------------------------------------------
Net cash provided by financing activities                           15,786,431        6,254,791          43,617,930
                                                              -------------------------------------------------------
Increase (decrease) in cash and cash equivalents                     5,311,265       (8,166,605)         12,800,795
Cash and cash equivalents at beginning of year                      10,990,712       19,157,317           6,356,522
                                                              -------------------------------------------------------
Cash and cash equivalents at end of year                         $  16,301,977     $ 10,990,712       $  19,157,317
                                                              =======================================================

See accompanying notes.

                  Harbor Bankshares Corporation and Subsidiary

                   Notes to Consolidated Financial Statements



1. Summary of Significant Accounting Policies

Business

Harbor Bankshares Corporation (the Corporation), is a bank holding company organized under the laws of the State of Maryland in 1992. The Corporation owns all of the outstanding stock of the Harbor Bank of Maryland (the Bank), the Corporation's sole subsidiary.

The Bank is a commercial bank headquartered in Baltimore, Maryland. The deposits of the Bank are insured by the FDIC. The Bank conducts general banking business in six locations and primarily serves the Baltimore, Maryland metropolitan area. The Bank also has a branch in Riverdale, Prince George's County, Maryland. It offers checking, savings and time deposits, commercial real estate, personal, home improvement, automobile, and other installment and term loans. The Bank is also a member of a local and national ATM network. The retail nature of the Bank allows for diversification of deposits and borrowers so it is not dependent upon a single or a few customers.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Corporation and the Bank and have been prepared in accordance with generally accepted accounting principles. All significant intercompany activity has been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change in the near term relate to the reserve for possible loan losses.

Investment Securities

The Corporation accounts for its investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Debt securities that the Corporation has the intent and ability to hold until maturity, are classified as "held to maturity" and are carried at

                  Harbor Bankshares Corporation and Subsidiary

1. Summary of Significant Accounting Policies (continued)

Investment Securities (continued)

historical cost adjusted for any amortization of premium or accretion of discount. Trading securities are carried at fair value with unrealized gains and losses included in earnings. (The Corporation does not maintain a trading securities portfolio). Marketable equity securities and debt securities which are not classified as held to maturity or trading are classified as "available for sale" and are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of January 1, 1994 of adopting the Statement increased the opening balance of shareholders' equity by $12,399 (net of $7,801 in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available for sale which were previously carried at amortized cost or lower of cost or market value.

Realized gains and losses and declines in value judged to be other than temporary are included in earnings. The specific identification method is utilized in determining the cost of a security which has been sold. Premiums and discounts are amortized and accreted, respectively, as an adjustment of the securities' yield using the interest method.

Loans

Loans are generally stated at their outstanding unpaid principal balance net of any deferred fees or costs on originated loans, and net of any unamortized premiums or discounts on purchased loans. Interest income is accrued and recognized as income based upon the principal amount outstanding. Loan origination and commitment fees net of certain direct origination costs are deferred, and the net amounts are amortized over the contractual life of the loans as adjustments of the yield. The accrual of interest income is discontinued when reasonable doubt exists as to the full collectibility of interest or principal.

Reserve for Possible Loan

The reserve for possible loan losses is established through a provision for loan losses charged to income. Losses are charged against the reserve when management believes that the collectibility of a loan's principal is unlikely. The reserve is an amount that management believes will be adequate to absorb possible losses on existing loans that may

                  Harbor Bankshares Corporation and Subsidiary

1. Summary of Significant Accounting Policies (continued)

Reserve for Possible Loan (continued)

become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. Evaluations of collectibility take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay.

Effective January 1, 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Under these Statements, reserves for possible loan loss related to impaired loans are required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral for collateral dependent loans. Since the total amount of impaired loans was not significant, the adoption of the new standards did not materially impact the Corporation's financial condition or results of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Maintenance and repairs are charged to operations when incurred, and the cost of improvements is capitalized.

Goodwill

Goodwill represents the premium paid in excess of the fair value of assets and liabilities acquired in branch purchase transactions with the Resolution Trust Corporation (RTC). These premiums are being amortized on a straight line basis over 15 years.

Income Taxes

The Corporation uses the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."

                  Harbor Bankshares Corporation and Subsidiary

 1.   Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

Under the liability method, deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. These temporary differences are measured at prevailing enacted tax rates that will be in effect when the differences are settled or realized. The Corporation and its subsidiary file a consolidated federal income tax return.

Statements of Cash Flows

The Corporation has defined cash and cash equivalents in the statements of cash flows as those amounts included in the consolidated statements of condition captions "Cash and due from banks" and "Federal funds sold".

For the years ended December 31, 1996, 1995 and 1994, the Company paid interest of $4,288,644 $3,339,027, and $2,456,487, respectively, and income taxes of $410,029 $443,991, and $537,674, respectively.

Other Real Estate Owned

Other real estate owned represents assets that have been acquired through foreclosure. These assets are recorded on the books of the Corporation at the lower of cost or fair value less estimated costs to dispose.

Earnings Per Share

Earnings per share is based upon average shares outstanding of 527,045, 429,404, and 427,644, adjusted retroactively for the 1 1/3% stock dividend declared January 15, 1997, payable February 28, 1997 to common stockholders of record on January 31, 1997, for the years ended December 31, 1996, 1995 and 1994, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

                  Harbor Bankshares Corporation and Subsidiary

1. Summary of Significant Accounting Policies (continued)

Reclassifications (continued)

Recently Issued Accounting Guidance

In June 1996, the Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Corporation is required to adopt this standard for transactions occurring after December 31, 1996. The impact of adopting Statement No. 125 will not have a material effect on the Corporation's financial position and results of operations.

2. Acquisitions

In 1994, the Corporation purchased approximately $32.3 million in real estate mortgage loans from the RTC. $15.4 million of these loans were subsequently sold to a third party for a gain of $218,329. In February 1995, the Corporation purchased an additional $17.3 million in real estate mortgage loans from the RTC. There remains $1,001,868 of unamortized discounts on purchased loans retained by the Corporation at December 31, 1996.

3. Fair Value of Financial Instruments

The following discloses the fair value of financial instruments held by the Corporation, whether or not recognized in the Consolidated Statements of Condition. In cases in which quoted market prices were not available, fair values were based upon estimates using present value or other valuation techniques. These techniques were significantly affected by the assumptions used, including the discount rate and estimates of cash flows. Consequently, these fair values cannot be substantiated by comparisons with independent markets and, in many cases, may not be realized upon the immediate sale of the instrument. Since generally accepted accounting principles exclude certain financial instruments and all nonfinancial instruments from this presentation, the aggregated fair value amounts do not represent the underlying value of the Corporation.

The carrying amounts reported under the caption "Cash and due from banks", "Interest bearing time deposits in other banks", and "Federal funds sold" approximate the fair value of those assets.

                  Harbor Bankshares Corporation and Subsidiary

3. Fair Value of Financial Instruments (continued)

Investment Securities

The fair values of investment securities are based upon quoted market prices when available. If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments.

Loans

The fair values of fixed and variable-rate loans that reprice within one year, with no significant credit risk, are based upon their carrying amounts. The fair values of all other loans are estimated using discounted cash flow analysis, which utilizes interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The reserve for possible loan losses is allocated to the various components of the loan portfolio in determining the fair value.

Deposits

The fair values for demand deposits are, by definition, equal to the amount payable on demand at the reporting date. The carrying amounts for variable rate deposits and fixed-rate certificates of deposit that reprice within one year approximate their fair values at the reporting date. Fair values for longer-term fixed-rate certificates of deposit are estimated using discounted cash flow analysis that applies interest rates currently being offered on certificates.

Accrued Interest Payable

Accrued interest payable includes interest expensed but not yet paid for deposits and notes payable. The carrying amount approximates its fair value.

Notes Payable

Notes payable have interest rates that vary in line with the 5 week U.S. Treasury Bill rate. The carrying amount of the notes payable approximates their fair value.

                  Harbor Bankshares Corporation and Subsidiary

3. Fair Value of Financial Instruments (continued)

Off-Balance Sheet Financial Instruments

In the normal course of business, the Corporation makes commitments to extend credit and issues commercial letters of credit. As a result of excessive costs, the Corporation considers estimation of fair values for commitments to extend credit and commercial letters of credit to be impracticable.

The carrying values and estimated fair values of the Corporation's financial assets and liabilities are as follows:

                                                December 31, 1996                December 31, 1995
                                         ------------------------------------------------------------------
                                            Carrying           Fair          Carrying           Fair
                                              Value           Value            Value           Value
-----------------------------------------------------------------------------------------------------------
                                                  (in thousands)                   (in thousands)
Financial assets:
   Cash and due from banks                 $ 5,372,949     $  5,372,947    $  6,682,427    $  6,682,427
   Federal funds sold                       10,929,028       10,929,028       4,308,285       4,308,285
   Interest bearing deposits in other        5,573,829        5,573,829       7,517,733       7,517,733
     banks
   Investment securities                    16,585,115       16,459,239      10,898,066      11,114,403
   Loans, net of reserves                   84,452,816       86,464,868      77,291,835      78,902,525
   Accrued interest receivable                 993,481          993,481         775,911         775,911
Financial Liabilities:
   Deposits                                114,123,505      116,689,961     101,098,124     101,236,104
   Accrued interest payable                    520,837          520,837         639,541         639,541
   Notes payable                             5,795,547        5,795,547       5,795,547       5,795,547


                  Harbor Bankshares Corporation and Subsidiary

4. Investment Securities

The amortized cost and estimated market values of investments securities are as follows:

                                           Amortized               Gross         Gross               Estimated
                                              Cost                Unrealized    Unrealized          Market Value
                                --------------------------------                           ------------------------------
                                      Debt          Equity         Gains         Losses         Debt          Equity
                                -----------------------------------------------------------------------------------------
Balance at December 31, 1996
Investment securities available
  for sale:
     U.S. Treasury and
       government and agencies    $  1,000,000    $          -   $          -  $  (13,600)   $    986,400   $         -
     Other securities                        -         583,000              -           -               -       583,000
                                -----------------------------------------------------------------------------------------
Total                             $  1,000,000    $    583,000              -  $  (13,600)   $    986,400   $   583,000
                                =========================================================================================

Investment securities held to
  maturity:
     U.S. Treasury and
       government agencies        $ 15,015,715    $          -              -  $ (125,876)   $ 14,889,839
                                -----------------------------------------------------------------------------------------
Totals                            $ 15,015,715    $          -              -  $ (125,876)   $ 14,889,839   $         -
                                =========================================================================================

Balance at December 31, 1995
Investment securities available
  for sale:
     U.S. Treasury and
       government and agencies     $   997,222     $         -    $   17,153    $       -       $1,014,375  $         -
     Other securities                        -         446,486             -            -                -      446,486
                                -----------------------------------------------------------------------------------------
Total                              $   997,222     $   446,486    $   17,153    $       -       $1,014,375  $   446,486
                                =========================================================================================

Investment securities held to
  maturity:
     U.S. Treasury and
       government agencies         $ 9,437,205     $         -    $  216,962    $    (625)      $9,653,542   $        -
                                -----------------------------------------------------------------------------------------
Total                              $ 9,437,205     $         -    $  216,962    $    (625)    $  9,653,542   $        -
                                =========================================================================================

                  Harbor Bankshares Corporation and Subsidiary

4. Investment Securities (continued)

The amortized cost and estimated market value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or repay obligations without call or prepayment penalties.

                                        Debt Securities                         Debt Securities
                                      Available for sale                        Held to maturity
                             -----------------------------------    ------------------------------------------
                                  Amortized           Market            Amortized               Market
                                     cost             Value                cost                 Value
                             ----------------    ---------------    ------------------   ---------------------
Due in one year or less         $           -      $          -      $              -      $              -
Due after one year through
   five years                       1,000,000           986,400            15,006,026            14,880,150
                             ----------------    ----------------   ------------------   ---------------------
                                $   1,000,000      $    986,400      $     15,006,026      $     14,880,150
                             ================    ================   ==================   =====================

There were no sales of investment securities during 1996 or 1995.

5. Loans and Reserve for Possible Loan Losses

The composition of loans at December 31 is as follows:

                                                 1996                1995
                                       ----------------------------------------

Real estate--mortgage                        $72,183,697          $69,569,648
Commercial                                     9,611,937            5,785,876
Consumer                                       2,494,111            2,032,206
Credit card loans                              1,219,357              850,712
                                       ----------------------------------------
                                             $85,509,102          $78,238,442
                                       ========================================

Transactions in the reserve for possible loan losses are summarized as follows:

                                                   1996      1995        1994
                                             -------------------------------------
Balance at January 1                            $816,853   $658,387     $427,664
Provision charged to operating expense            60,000    183,337      248,000
Loans charged-off                                (53,313)   (34,957)     (30,828)
Recovery on loans previously charged-off          65,851     10,086       13,550
                                             -------------------------------------
Net loans charged-off                             12,538    (24,871)     (17,278)
                                             -------------------------------------

Balance at December 31                          $889,391   $816,853     $658,386
                                             =====================================

                  Harbor Bankshares Corporation and Subsidiary

5. Loans and Reserve for Possible Loan Losses (continued)

The following is an analysis of interest on non accruing loans:

                                                         1996          1995          1994
                                                    -------------------------------------------
Non accruing loans at December 31                      $284,295      $    -         $199,998
Interest income which would have been recognized
   under original terms                                  22,126           -           26,000
Interest income recognized during the period              2,671           -                -

6. Property and Equipment

The major classes of property and equipment are summarized as follows:


                                                               December 31
                                                         1996                1995
                                                   ------------------------------------
Furniture, fixtures and equipment                      $1,788,990         $1,297,967
Leasehold improvements                                    441,036            411,566
                                                   ------------------------------------
                                                        2,230,026          1,709,533
Less accumulated depreciation and amortization          1,171,871            903,864
                                                   ------------------------------------
Total                                                  $1,058,155         $  805,669
                                                   ====================================

Depreciation expense was $211,375, $150,286, and $110,846, for the years ended December 31, 1996, 1995, and 1994, respectively.

The Bank leases its branch and office facilities. The lease agreements provide for the payment of utilities and taxes by the lessee. Future minimum payments in the aggregate and for each of the five succeeding years under noncancelable operating leases consisted of the following at December 31, 1996:

              1997                                               $  362,646
              1998                                                  332,237
              1999                                                  316,875
              2000                                                  273,228
              2001 and thereafter                                   421,082
                                                               -------------
              Total minimum lease payments                       $1,706,068
                                                               =============

Total rental expense under operating leases amounted to $279,055 $216,733, and $203,009, in 1996, 1995 and 1994, respectively.

                  Harbor Bankshares Corporation and Subsidiary

7. Restrictions on Cash and Due from Banks

The Bank is required by the Federal Reserve to maintain a reserve balance based principally on deposit liabilities. The balance maintained is included in cash and due from banks. The reserve balances were kept at the Federal Reserve Bank during 1996.

8. Income Tax

The Corporation's provision for income taxes for the years ended December 31, is summarized as follows:

                                      1996           1995            1994
                                   -----------------------------------------

Taxes currently payable             $369,330       $504,849        $449,198
Deferred taxes (benefit)              21,371        (54,045)        (78,749)
                                   -----------------------------------------
Income tax expense for the year     $390,701       $450,804        $370,449
                                   =========================================

A reconciliation between the total income tax expense and the income tax expense computed by applying the statutory Federal income tax rate to earnings before income taxes is as follows:

                                                               1996             1995            1994
                                                          -----------------------------------------------
Income before income taxes                                   $963,478        $1,130,235       $995,559
Statutory income tax rate                                          34%               34%            34%
                                                          -----------------------------------------------
Income tax at statutory rate                                  327,583           384,280        338,490
State franchise tax, net of federal tax benefit                67,443            73,903         50,500
Other                                                          (4,325)           (7,379)       (18,541)
                                                          -----------------------------------------------
Income tax expense for the year                              $390,701        $  450,804       $370,449
                                                          ===============================================

                  Harbor Bankshares Corporation and Subsidiary

8. Income Tax (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax liabilities and assets are as follows:

                                                                                 December 31
                                                                             1996           1995
                                                                       ------------------------------
Deferred tax liabilities:
   Deferred loan origination fees                                          $ (77,172)     $      -
   Prepaid expenses                                                          (18,490)      (14,527)
   Unrealized gain on investment securities available for sale                     -        (7,964)
   Other                                                                     (12,260)      (12,253)
                                                                       ------------------------------
Total deferred tax liabilities                                              (107,922)      (34,744)

Deferred tax assets:
   Loan loss reserve                                                         288,371       265,852
   Depreciation                                                               39,157         1,595
   Unrealized loss on investment securities available for sale                 5,252             -
   Other                                                                       6,793         7,134
                                                                       ------------------------------
Total deferred tax assets                                                    339,573       274,581
                                                                       ------------------------------
Net deferred tax asset                                                     $ 231,651      $239,837
                                                                       ==============================

No valuation allowance was recorded for the deferred tax assets at December 31, 1996 or 1995.

9. Notes Payable

Notes payable consists of two notes totaling $5,795,547 which are payable to the Resolution Trust Corporation on June 10, 1999. The notes each have a term of five years and have interest rates indexed to the 13 week U.S. Treasury Bill rate. At December 31, 1996 the interest rate on the notes was 5.18%. Interest payments are made quarterly. No principal repayments are required prior to maturity. These loans were made by the Resolution Trust Corporation to assist the Corporation in financing the branch acquisitions discussed in Note 2.

                  Harbor Bankshares Corporation and Subsidiary

10. Stock Option Plan

Under the 1992 Stock Option Plan, the Corporation has reserved 30,000 shares of common stock for options granted or available for grant to certain directors and officers. Options granted under this plan become exercisable over a period of four to five years on a cumulative basis, beginning on the date of grant, and expiring ten years after the date of grant.

In September 1995, the Corporation adopted the 1995 Director Stock Option Plan for certain directors and officers. Under the plan, directors and officers may be granted options to purchase 44,579 shares of the Bank's outstanding common stock. Options granted under this plan become exercisable one year from the date of grant and expire ten years after the date of grant.

Stock option transactions, adjusted for stock dividends, under the Plans were as follows:

                                             Year Ended December 31
                                     1996              1995             1994
                                  ----------------------------------------------
Options outstanding at
    beginning of year               64,338            22,799            26,487
Options granted at $15.00
    per share                            -            44,579                 -
Options exercised at $6.60 to
    $8.33 per share                 (6,586)           (3,040)           (3,688)
Options forfeited                        -                 -                 -
                                  ----------------------------------------------
Options outstanding at end of
    year                            57,752            64,338            22,799
                                  ==============================================
Options exercisable at
    December 31 at $6.60 to
    $15.00 per share                57,752
                                  ==========


In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which defines a fair-value based method of accounting for stock options granted to employees.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Corporation had accounted for its employee stock options under the minimum value method. The minimum value for these

                  Harbor Bankshares Corporation and Subsidiary

10. Stock Option Plan

options was estimated at the date of grant by calculating the excess of the fair value of the stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free interest rate, over the expected life of the option. The following weighted average assumptions were used for 1996 and 1995: risk-free interest rate of 6%, weighted average expected life of the options of 5 years; and 1.33% dividend yield.

For purpose of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS No. 123 for pro forma disclosure in the current year are not necessarily representative of the effects on pro forma net income for future years.

Options under the Plans are granted with an exercise price equal to the fair value of the shares of the date of grant. As allowed by SFAS No. 123, the Bank has elected to continue applying Accounting Principals Board Opinion No. 25. Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined consistent with SFAS No. 123, the Corporation's net income and earnings per share on a pro forma basis would have been as follows:

                                              1996             1995
                                        -----------------------------------

    Pro forma net income                     $513,140        $651,077
    Pro forma earnings per share             $   0.96        $   1.49

11. Loans to Related Parties

The Bank has granted loans to certain officers and directors of the Bank and their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $3,705,346 and $1,922,609 at December 31, 1996 and 1995, respectively. During 1996, $2,507,000 of new loans were made while repayments totaled $724,263.

                  Harbor Bankshares Corporation and Subsidiary

12.  Financial Arrangements with Off-Balance-Sheet Risk

In the normal course of business, the Corporation is a party to financial arrangements with off-balance-sheet risk designed to meet the financing needs of its customers. These financial arrangements include commitments to extend credit and commercial letters of credit. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet arrangements.

Financial arrangements whose contract amounts involve credit risk at December 31 are as follows:

                                                                  1996           1995
                                                               -------------------------
Unused commitments to extend credit:
   Revolving open-end lines secured by residential properties  $  705,336    $   917,075
   Credit card lines                                            1,191,599      1,128,041
   Commercial real estate & construction                        2,810,000      3,011,300
   Other unused commitments                                     5,359,000      2,600,000
Commercial letters of credit                                      360,319        516,319

Management conducts regular reviews of the above credit arrangements on an individual customer basis, and the results are considered in assessing the adequacy of the Bank's allowance for possible loan losses.

13. Contingent Liabilities

The Corporation and its subsidiary at times, and in the ordinary course of business, are subject to legal actions. Management does not believe the outcome of such matters will have a material adverse effect on the financial condition, results of operations, or cash flows of the Corporation.

14. Stockholders' Equity

The Bank is subject to various regulatory capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate mandatory, and possible additional discretionary, actions by regulators, that if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's

                  Harbor Bankshares Corporation and Subsidiary

14. Stockholders' Equity (continued)

capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets as defined in the regulations. Management believes that at December 31, 1996, the Bank meet all capital adequacy requirements to which it is subject.

At December 31, 1996, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There were no conditions or events since that notification that management believes have changed the Bank's category.

                  Harbor Bankshares Corporation and Subsidiary

14. Stockholders' Equity (continued)

The Bank's actual capital amounts and ratios as compared to capital requirements are presented in the following table.

                                                                                          To Be Well Capitalized
                                                                                               Under Prompt
                                                                    For Capital              Corrective Action
                                             Actual              Adequacy Purposes              Provisions
                                   --------------------------------------------------------------------------------
                                                                   Minimum Required          Minimum Required
                                       Amount        Ratio        Amount       Ratio       Amount        Ratio
                                   --------------------------------------------------------------------------------
As of December 31, 1996:
  Total Capital (to risk-weighted
    total assets)
      Harbor Bank of Maryland          $11,209       17.00%         $5,275       8.0%       $6,594        10.0%

  Tier 1 capital (to risk weighted
    assets)
      Harbor Bank of Maryland           10,384       15.75           2,638       4.0         6,956         6.0

  Tier 1 capital (to average
   assets)
      Harbor Bank of Maryland           10,384        8.93           4,652       4.0         5,816         5.0

As of December 31, 1995:
  Total Capital (to risk-weighted
    total assets)
      Harbor Bank of Maryland            7,564       13.17           4,609       8.0         5,761        10.0

  Tier 1 capital (to risk weighted
   assets)
      Harbor Bank of Maryland            6,845       11.92           2,304       4.0         3,457         6.0

  Tier 1 capital (to average
   assets)
      Harbor Bank of Maryland            6,845        6.41           4,274       4.0         5,343         5.0


Risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. For those holding companies with less than $150 million in assets, the guidelines will be applied on a bank-only basis. As Harbor Bankshares Corporation had total consolidated assets of $130 million and $113 million at December 31, 1996 and 1995, respectively, only the capital ratios of the Bank are disclosed above.

                  Harbor Bankshares Corporation and Subsidiary

14. Stockholders' Equity (continued)

The ability of the Corporation to pay dividends is limited by the level of dividends which can be paid by the Bank. The ability of the Bank to pay dividends is limited by the provisions of Maryland law, which requires the maintenance of a capital surplus account equal to the par value of the outstanding common stock.

The Bank may make dividend distributions to the Corporation up to 100% of its net income in the calendar year. At December 31, 1996, the total allowable dividend distribution was $572,777.

15. Parent Company Only Financial Statements

                       Condensed Statements of Condition

                                                                December 31
                                                          1996                1995
                                                    -------------------------------------
Assets:
   Investment in bank subsidiary                       $14,537,615         $11,334,122
   Other                                                   334,807             240,176
                                                    -------------------------------------
Total assets                                           $14,872,422         $11,574,298
                                                    =====================================

Liabilities and shareholders' equity Liabilities:
   Notes payable                                       $ 5,795,547         $ 5,795,547
   Other                                                    75,669             136,919
                                                    -------------------------------------
Total liabilities                                        5,871,216           5,932,466

Shareholders' equity                                     9,001,206           5,641,832
                                                    -------------------------------------
Total liabilities and shareholders' equity             $14,872,422         $11,574,298
                                                    =====================================

                  Harbor Bankshares Corporation and Subsidiary

15. Parent Company Only Financial Statements (continued)

                         Condensed Statements of Income

                                                           Year ended           Year ended          For the period
                                                           December 31,         December 31,        Nov. 2 through
                                                              1996                  1995           December 31, 1994
                                                     -------------------------------------------------------------------
Dividend from subsidiary                                $     395,747          $    420,720            $    111,007
Interest expense                                             (309,205)             (334,778)               (123,558)
Income tax benefit                                            105,138               113,824                  45,716
Equity in undistributed income of subsidiary                  381,097               479,665                 591,945
                                                     -------------------------------------------------------------------
Net income                                              $     572,777          $    679,431            $    625,110
                                                     ===================================================================

                       Condensed Statements of Cash Flows

                                                         Year ended        Year ended        For the period
                                                         December 31,      December 31,      Nov. 2 through
                                                            1996              1995          December 31, 1994
                                                     ----------------------------------------------------------
Operating activities
Net income                                             $   572,777         $ 679,431          $   625,110
Adjustment to reconcile net income to net cash
   provided by operating activities:
     Increase in other (assets) liabilities, net          (105,138)          (57,541)              26,740
     Equity in undistributed income of subsidiary
                                                          (381,097)         (479,665)            (591,945)
                                                    -----------------------------------------------------------
Net cash provided by operating activities                   86,542           142,225               59,905
                                                    -----------------------------------------------------------

Investing activities
Investment in subsidiary                                (2,920,929)          (25,000)          (5,819,571)
                                                    -----------------------------------------------------------
Net cash provided by (used in) investing activities
                                                        (2,920,929)          (25,000)          (5,819,571)
                                                    -----------------------------------------------------------

Financing activities
Acquisition of treasury stock                                   -            (56,283)                   -
Proceeds from issuance of note payable                          -                  -            5,795,547
Cash dividends                                            (86,542)           (85,942)             (59,905)
Proceeds from common stock issuance                      2,920,929            25,000               24,024
                                                    -----------------------------------------------------------
Net cash provided by (used in) financing activities
                                                         2,834,387          (117,225)           5,759,666
                                                    -----------------------------------------------------------

Change in cash and cash equivalents                             -                  -                    -
Cash and cash equivalents at beginning of year
                                                                -                  -                    -
                                                    -----------------------------------------------------------
Cash and cash equivalents at end of year               $        -          $       -          $         -
                                                    ===========================================================

                  Harbor Bankshares Corporation and Subsidiary

16. Subsequent Events

On January 15, 1997, the Corporation declared a 1 1/3% stock dividend payable February 28, 1997 to common stockholders of record on January 31, 1997. All per share and stock option data has been retroactively adjusted for this stock dividend.