Form 10QSB
period 1997-03-31
HARBOR BANKSHARES CORP
filed 1997-05-15
CIK 889608

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

For quarter ended March 31, 1997

Commission file number 0-20990

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

                               X   YES            NO
                             -----          -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $.01 Par value--641,731 shares as of March 31, 1997.
------------------------------------------------------------------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


                                     INDEX
                                     -----


PART I        FINANCIAL INFORMATION
              ---------------------

Item 1.            Financial Statements

                   Consolidated Statements of Condition - March 31, 1997 (Unaudited) and December 31, 1996

                   Consolidated Statements of Income (Unaudited) - Three months ended March 31, 1997 and 1996

                   Consolidated Statement of Cash Flows (Unaudited) - Three months ended March 31, 1997 and 1996

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


SIGNATURES:
-----------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                          March 31                  Dec 31
                                                                            1997                     1996
                                                                          --------                  ------
                                                                                      (Unaudited)
                                                                                      -----------
                                                                                  Dollars in Thouands
ASSETS
------
Cash and Due from Banks                                                $        5,112            $         5,372
Interest Bearing Deposits in Other Banks                                        5,190                      5,574
Investment Securities:
         Held to maturity (market values of  $13,806
         as of 3/31/97 and $14,889 as of 12/31/96)                             14,015                     15,016
         Available for Sale                                                     3,517                      1,569
                                                                              -------                    -------
                  Total Investment Securities                                  17,532                     16,585
Federal Funds Sold                                                             11,606                     10,929
Loans                                                                          82,499                     85,509
Unearned Income                                                                  (161)                      (167)
Reserve for Possible Loan Losses                                                 (884)                      (889)
                                                                              -------                    -------
                  Net Loans                                                    81,454                     84,453
Property and Equipment - Net                                                    1,083                      1,058
Goodwill                                                                        4,080                      4,163
Accrued Interest Receivable and Other Assets                                    1,675                      1,517
                                                                              -------                    -------
                  TOTAL ASSETS                                         $      127,732            $       129,651
                                                                              -------                    -------
LIABILITIES
-----------
Deposits:
         Non-Interest Bearing Demand                                   $        8,980            $         8,954
         Interest Bearing Transaction Accounts                                 14,079                     13,756
         Savings                                                               38,038                     40,990
         Time, $100,000 or more                                                17,825                     17,380
         Other Time                                                            33,143                     33,044
                                                                              -------                    -------
                  Total Deposits                                       $      112,065            $       114,124

Accrued Interest and Other Liabilities                                            721                        730
Notes Payable                                                                   5,796                      5,796
                                                                              -------                    -------
                  TOTAL LIABILITIES                                    $      118,582            $       120,650
SHAREHOLDERS' EQUITY
Common stock-par value $.01 per share:
Authorized 10,000,000 shares; 641,731 issued and outstanding
at 3/31/97 and $633,444 at 12/31/96.                                                6                          6
Capital Surplus                                                                 5,720                      5,720
Retained Earnings                                                               3,466                      3,283
Net unrealized gains on available-for-sale securities                             (42)                        (8)
                                                                              -------                    -------
         TOTAL SHAREHOLDERS' EQUITY                                    $        9,150            $         9,001
                                                                              -------                    -------
         TOTAL LIABILITIES & SHAREHOLDERS'
         EQUITY                                                        $      127,732            $       129,651
                                                                              -------                    -------

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                  Three Months Ended
                                                                                        March 31
                                                                                1997             1995
                                                                                ----             ----
                                                                                     (Unaudited)
                                                                                    In Thousands
                                                                                Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                                             $        2,011            $        1,847
Interest on Investment Securities (Taxable)                                       288                       188
Interest on Deposits in Other Banks                                                72                       109
                                                                                -----                     -----
                                                                       $        2,371            $        2,144
Interest on Federal Funds Sold                                                    121                        65
                                                                                -----                     -----
         TOTAL INTEREST INCOME                                                  2,492                     2,209
INTEREST EXPENSE
Interest on Deposits
         Savings                                                                  325                       275
         Interest Bearing Transaction Accounts                                     84                       114
         Time $100,000 or More                                                    241                       138
         Other Time                                                               421                       389
         Interest on Notes Payable                                                 76                        80
                                                                                -----                     -----
         TOTAL INTEREST EXPENSE                                                 1,147                       996
                                                                                -----                     -----
         NET INTEREST INCOME                                                    1,345                     1,213
         Provision for Possible Loan Losses                                        18                        30
                                                                                -----                     -----
         NET INTEREST INCOME AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES                                     1,327                     1,183
OTHER OPERATING INCOME
         Service Charges on Deposit Accounts                                      294                       128
         Other Income                                                              42                        23
                                                                                -----                     -----
OTHER OPERATING EXPENSES
         Salaries and Employee Benefits                                           598                       510
         Occupancy Expense of Premises                                            158                       122
         Equipment Expense                                                         82                        55
         Data Processing Expense                                                  132                        85
         Deposit Assessments and Related Fees                                       8                        17
         Goodwill Amortization                                                     83                        82
         Other Expenses                                                           297                       224
                                                                                -----                     -----
                                                                                1,358                     1,095
                  INCOME BEFORE INCOME TAXES                                      305                       239
         Applicable Income Taxes                                                  120                        95
                                                                                -----                     -----
                  NET INCOME                                           $          185            $          144
                                                                                -----                     -----
                  EARNINGS PER SHARE                                   $          .29            $          .34
                                                                                -----                     -----
                  AVERAGE COMMON SHARES
                  OUTSTANDING                                                     642                       428
                  Dividends Declared per Share                         $          .20            $          .20

See notes to unaudited consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Three Months Ended
                                                                                         March 31
                                                                          1997                        1995
                                                                          ----                        ----
                                                                                      (Unaudited)
                                                                                     in Thousands
OPERATING ACTIVITIES
Net Income                                                             $        185          $         144
Adjustments to Reconcile Net Income to Net Cash
         and Cash Equivalents Provided by Operating
         Activities:
         Gains on sale of loans                                                  42
         Provision for Possible Loan Losses                                      18                     30
         Depreciation and Amortization                                          166                    139
         (Increase) in Interest Receivable and Other Assets                    (158)                  (461)
         (Decrease) Increase in Interest Payable and Other
         Liabilities                                                             (9)                   242
                                                                             ------                 ------
Net Cash Provided by Operating Activities                                       160                     94

INVESTING ACTIVITIES
Net Decrease (Increase)  in Deposits at Other Banks                             384                   (172)
Purchase of Investments securities Held to Maturity                          (1,947)                (5,705)
Proceeds from Maturing Investments securities Held to                         1,000                  1,000
Maturity
Sale of Loans                                                                 1,873                     --
Net Decrease (Increase) in Loans                                              1,888                 (2,056)
Purchase of Premises and Equipment                                             (103)                   (88)
                                                                             ------                 ------
Net Cash and Cash Equivalents Provided by
         (Used in) Investing Activities                                       2,395                 (7,021)

FINANCING ACTIVITIES
Net Increase (Decrease) in Non-Interest Bearing
         Transaction Accounts                                                    24                 (2,816)
Net Increase in Interest Bearing Transaction Accounts                           323                  3,323
Net Decrease in Savings Deposits                                             (2,952)                   (72)
Net Increase in Time Deposits                                                   544                  1,468
Payment of Cash Dividends                                                       (78)                  (167)
                                                                             ------                 ------
Net Cash and Cash Equivalents (Used in) Provided by
         Financing Activities                                                (2,139)                 1,736
                                                                             ------                 ------
Increase (Decrease) in Cash and Cash Equivalents                             16,302                 (5,191)
Cash and Cash Equivalents at Beginning of Period                                416                 10,991
                                                                             ------                 ------
Cash and Cash Equivalents at End of Period                             $     16,718          $       5,800
                                                                             ======                 ======

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 1997


Note A:           Basis of Presentation
                  ---------------------

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The enclosed unaudited consolidated financial statements should be read in conjuncton with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1996.

Note B:           Accounting Changes
                  ------------------

                  In June 1996, the Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Corporation was required to adopt this standard for transactions occurring after December 31, 1996. The impact of adopting Statement No. 125 did not have a material effect on the Corporation's financial position and results of operations for the quarter ending March 31, 1997.

Note C: During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement 128 "Earnings per Share" (Statement
                  128), which established a new calculation for earnings per share showing both the "Basic" and "Diluted" earnings per share effective for periods ending after December 15, 1997. Basic earnings per share will be calculated using only weighted average shares outstanding with no dilutive impact from common stock equivalents while the diluted earnings per share calculation is similar to the current fully diluted earnings per share calculation. In 1998, all prior period earnings per share wil be restated to be consistent with the new requirements. The adoption of Statement No. 128 will not have a material impact on the Corporation's consolidated earnings per share.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

Part I.           FINANCIAL INFORMATION
-------           ---------------------

                  Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Harbor Bankshares Corporation earnings for the first quarter of 1997 totalled $185 thousand, an increase of 32.6% over the first quarter of 1996. The overhead expenses which increased due to the establishment of an ATM network in Baltimore City were offsetted with an increase on net interest income and other incomes which included $42 thousand of gains in sale of loans. Return on average assets (ROAA) and return on average shareholders equity (ROAE) during the first quarter were .58 percent and 8.13 percent, respectively.

                  Net Interest Income increased by $132 thousand or 10.88 per cent over last year's first quarter. Interest and fees on loans increased by $164 thousand or 8.88 percent. Interest on investment securities increased by $100 thousand or 53.19 percent. Both of these categories were the main contributors to the increase in interest income. Interest expense increased by $151 thousand or 15.16 percent reflecting higher interest rates.

                  The provision for possible loan losses was $18 thousand for thefirst quarter of 1997, compared to $30 thousand for the first quarter of 1996. Charge-off's during the first quarter of 1997 were $24 thousand, mainly in the credit card category with recoveries of $1 thousand.

                  Other operating income increased by $185 thousand or 122.52 percent. This increase was mainly attributed to fees generated through the ATM network established during the later part of 1996 which totaled $64 thousand for the first quarter and a gain in the sales of real estsate loans of $42 thousand. No security gains or losses were experienced during the first quarter of 1997. Non-interest expense increased by $263 thousand or 24.02 percent. Salaries and benefits expenses increased by $88 thousand or 17.25 percent reflecting the cost of additional staff as well as salarie increases. Occupancy and equipment expenses increased by 29.51 percent and 49.09 percent to $158 thousand and $82 thousand respectively. Mainly, as a result of the ATM network. Data processing fees increased by $74 thousand or 87.06 percent due to the maintenance cost of the ATM network and expanded services offered to customers such as telephone banking. Goodwill amortization, at $83 thousand, remained the same as the previous year first quarter. Other expenses increased by $73 thousand or 32.59 percent as a result of expansion and growth of the Corporation.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


                  During 1996, the Corporation's subsidiary, The Harbor Bank of Maryland, established Harbor Financial Services, a subsidiary of the bank. This company deals with the sale of insurance, mutual funds, brokerage services, etc. and had an operating loss of $5 thousand for the first quarter of 1997. This loss is reflected in the consolidated financial statements.

                  As of March 31, 1997, total deposits were $112.1 million reflecting a decrease of $2.1 million or 1.80 percent when compared to December 31, 1996 non-interest bearing deposits remain flat at $8.9 million. Savings and time deosits decreased by $2.4million or 2.63 percent while interest bearing transaction accunts increased by $323 thousand or 2.35 percent. The Corporation plans to continue its growth through business development and expansion of its branch network. A new branch facility will be opening in the Inner Harbor area of Baltimore City during the second quarter of 1997. Net loans decreased by $3.0 million or 3.68 percent due to the sale of $1.8 million in real estate loans and high volume of pay offs also in the real estate category.

                  Shareholders equity, increased by $149 thousand or 1.66 percent to $9.1 million at March 31, 1997. Primary capitol as a percent of total assets for The Harbor Bank of Maryland was
                  8.60 percent.

                  The Corporation's stock is traded privately. During this first quarter of 1997, only a few trades were registered, ranging from a low of $13.00 per share to a high of $15.00 per share.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

Part II.          OTHER INFORMATION
--------          -----------------

                  Item I.           Legal Proceedings
                                    -----------------

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

                  Item II.          Changes in Securities
                                    ---------------------

                                    None

                  Item III.         Defaults Upon Senior Securities
                                    -------------------------------

                                    None

                  Item IV.          Submission of Matters to a Vote of Security
                                    Holders
                                    -------------------------------------------

                                    The 1997 Annual Meeting of the  Stockholders
                           of Harbor Bankshares Corporation was held on April 23, 1997.

                                    The   stockholders   elected  the  following
                           nominees to the Corporation's Board of Directors to serve for a three year term. The following shows the separate tabulation of votes for each nominee:

                                                           Number of Votes
                                                           ---------------

                                                           For           Against
                                                           ---           -------

                                    Nathaniel Higgs        392,331          202
                                    Delores G. Kelley      392,533          -0-
                                    Erich March            392,533          -0-
                                    Stanley W. Tucker      392,533          -0-

                  Item V.           Other Information
                                    -----------------

                                    None

                  Item VI.          Exhibits and Reports on Form 8-K
                                    --------------------------------

                                    Exhibit II - Statement Regarding Computation of per Share Earnings

                                    The  Company did not file any report on Form
                                    8-K for the period ending March 31, 1997.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


                                   EXHIBIT II
                                   ----------

             Statement Regarding Computation of Per Share Earnings



Basic and fully diluted earnings per share of $.29 and $.28 for the three months ending March 31, 1997 and $.34 and $.33 for the three months ending March 31, 1996 were computed by dividing net income of $185,000 for 1997 and $144,000 for 1996 by the average number of shares of common stock outstanding during 1997 of 641,741and 648,244, and during 1996 of 428,488 and 435,001.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         HARBOR BANKSHARES CORPORATION

Date: __________                        _____________________________________
                                        Joseph Haskins, Jr.
                                        President and Chief Executive Officer



Date: __________                        _____________________________________
                                        Teodoro J. Hernandez
                                        Treasurer