Form 10QSB
period 1997-06-30
HARBOR BANKSHARES CORP
filed 1997-08-11
CIK 889608

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended June 30, 1997

Commission file number 0-20990

Harbor Bankshares Corporation
(Exact name of registrant as specified in its charter)

Maryland                                   52-1786341
(State of other jurisdiction of            (I.R.S. Employer identification No.)
incorporation or organization)

25 W. Fayette Street, Baltimore, Maryland                21201
(Address of principal executive offices)                 (Zip code)

(410) 528-1800
Registrant's telephone number, including area code

Not Applicable
Former name, address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    X YES      NO
                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $.01 Par value -- 643,882 shares as of June 30, 1997

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


                                     INDEX



PART I            FINANCIAL INFORMATION

                  Item 1            Financial Statements

                                    Consolidated Statements of Condition - June
                                    30, 1997 (Unaudited) and December 31, 1996

                                    Consolidated Statements of Income
                                    (Unaudited) Three months Ended June 30, 1997
                                    and 1996

                                    Consolidated Statements of Income
                                    (Unaudited) - Six months Ended June 30, 1997
                                    and 1996

                                    Consolidated Statement of Cash Flows
                                    (Unaudited) - Six months Ended June 30, 1997
                                    and 1996

                                    Notes to Unaudited Consolidated Financial
                                    Statements

                  Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II           OTHER INFORMATION

                  Item 1    Legal Proceedings
                  Item 2    Changes in Securities
                  Item 3    Defaults upon Senior Securities
                  Item 4    Submission of Matters to a Vote of Security Holders
                  Item 5    Other Information
                  Item 6    Exhibits and Reports on Form 8-K


SIGNATURES

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                June 30                  Dec 31
                                                                                 1997                     1996
                                                                                -----                    -----
                                                                                         (Unaudited)
                                                                                     Dollars in Thouands
ASSETS
Cash and Due from Banks                                                $        3,170            $       5,373
Interest Bearing Deposits in Other Banks                                        4,515                    5,574
Investment Securities:
         Held to maturity (market values of  $15,881
         as of 6/30/97 and $14,890 as of 12/31/96)                             16,020                   15,016
         Available for Sale                                                     4,547                    1,569
                                                                              -------                  -------
                  Total Investment Securities                                  20,567                   16,585
Federal Funds Sold                                                              9,160                   10,929
Loans                                                                          84,273                   85,509
Unearned Income                                                                  (179)                    (167)
Reserve for Possible Loan Losses                                                 (827)                    (889)
                                                                              -------                  -------
                  Net Loans                                                    83,267                   84,453
Property and Equipment - Net                                                    1,369                    1,058
Goodwill                                                                        3,997                    4,163
Accrued Interest Receivable and Other Assets                                    1,821                    1,516
                                                                              -------                  -------
                  TOTAL ASSETS                                         $      127,866            $     129,651
                                                                              -------                 --------
LIABILITIES
Deposits:
         Non-Interest Bearing Demand                                   $       10,003           $        8,953
         Interest Bearing Transaction Accounts                                 15,740                   13,756
         Savings                                                               37,744                   40,990
         Time, $100,000 or more                                                17,433                   17,381
         Other Time                                                            31,115                   33,044
                                                                              -------                 --------
                  Total Deposits                                              112,035                  114,124

Accrued Interest and Other Liabilities                                            708                      730
Notes Payable                                                                   5,796                    5,796
                                                                              -------                 --------
                  TOTAL LIABILITIES                                           118,539                  120,650
SHAREHOLDERS' EQUITY
Common stock-par value $.01 per share:
Authorized 10,000,000 shares; 643,882 issued and outstanding
at 6/30/97 and $633,444 at 12/31/96.                                                6                        6
Capital Surplus                                                                 5,751                    5,720
Retained Earnings                                                               3,595                    3,283
Net unrealized gains on available-for-sale securities                             (25)                      (8)
                                                                              -------                 --------
         TOTAL SHAREHOLDERS' EQUITY                                             9,327                    9,001
                                                                              -------                 --------
         TOTAL LIABILITIES & SHAREHOLDERS'
         EQUITY                                                        $      127,866          $       129,651
                                                                              -------                  -------

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                          Six Months
                                                                                         Ended June 30
                                                                                       1997        1996
INTEREST INCOME
Interest and Fees on Loans                                                         $   4,024     $ 3,741
Interest on Investment Securities (Taxable)                                              612         430
Interest on Deposits in Other Banks                                                      140         216
                                                                                   ---------     -------
                                                                                       4,776       4,387
Interest on Federal Funds Sold                                                           267          75
                                                                                   ---------     -------
         TOTAL INTEREST INCOME                                                         5,043       4,462
INTEREST EXPENSE
Interest on Deposits
     Savings                                                                             655         768
     Interest Bearing Transaction Accounts                                               182         215
     Time $100,000 or More                                                               479         292
     Other Time                                                                          865         564
Federal Funds Purchased                                                                   --          33
Interest on RTC Debt                                                                     155         156
                                                                                   ---------     -------
         TOTAL INTEREST EXPENSE                                                        2,336       2,028
                                                                                   ---------     -------
         NET INTEREST INCOME                                                           2,707       2,434
Provisions for Possible Loan Losses                                                       36          60
                                                                                   ---------     -------
         NET INTEREST INCOME AFTER PROVISION FOR
         POSSIBLE LOAN LOSSES                                                          2,671       2,374
OTHER OPERATING INCOME
Service Charges on Deposit Accounts                                                      278         283
Other Income                                                                             273          60
                                                                                   ---------     -------
                                                                                         551         343
OTHER OPERATING EXPENSES
Salaries and Employee Benefits                                                         1,242       1,039
Occupancy Expense of Premises                                                            327         241
Equipment Expense                                                                        173         117
Data Processing Expense                                                                  272         179
Deposit Assessments & Related Fees                                                        17          41
Goodwill Amortization                                                                    166         166
Other Expenses                                                                           533         413
                                                                                   ---------     -------
                                                                                       2,730       2,196
         INCOME BEFORE INCOME TAXES                                                      492         521
Applicable Income Taxes                                                                  178         213
                                                                                   ---------     -------
         NET INCOME                                                                      314         308
                                                                                   ---------     -------
EARNINGS PER SHARE                                                                   $   .49      $  .72
                                                                                   ---------     -------

AVERAGE COMMON SHARES OUTSTANDING                                                         64         428
Dividend Declared per Share                                                           $  .20   $     .20

(See Notes to Unaudited Consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                  Three Months Ended
                                                                                        June 30
                                                                                1997              1996
                                                                                ----              ----
                                                                                       (Unaudited)
                                                                                      In Thousands
                                                                                  Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                                             $        2,013       $        1,894
Interest on Investment Securities (Taxable)                                       324                  242
Interest on Deposits in Other Banks                                                68                  107
                                                                              -------              -------
                                                                       $        2,405       $        2,243
Interest on Federal Funds Sold                                                    146                   10
                                                                              -------              -------
         TOTAL INTEREST INCOME                                                  2,551                2,253
INTEREST EXPENSE
Interest on Deposits
         Savings                                                                  330                  293
         Interest Bearing Transaction Accounts                                     98                  101
         Time $100,000 or More                                                    238                  154
         Other Time                                                               444                  375
         Federal Funds Purchased                                                   --                   33
         Interest on Notes Payable                                                 79                   76
                                                                              -------              -------
         TOTAL INTEREST EXPENSE                                                 1,189                1,032
                                                                              -------              -------
         NET INTEREST INCOME                                                    1,362                1,221
         Provision for Possible Loan Losses                                        18                   30
                                                                              -------              -------
         NET INTEREST INCOME AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES                                     1,344                1,191
OTHER OPERATING INCOME
         Service Charges on Deposit Accounts                                      143                  155
         Other Income                                                              72                   37
                                                                              -------              -------
                                                                                  215                  192
OTHER OPERATING EXPENSES
         Salaries and Employee Benefits                                           644                  529
         Occupancy Expense of Premises                                            169                  117
         Equipment Expense                                                         91                   62
         Data Processing Expense                                                  140                   94
         Deposit Assessments and Related Fees                                       9                   24
         Goodwill Amortization                                                     83                   83
         Other Expenses                                                           236                  192
                                                                              -------              -------
                                                                                1,372                1,101
                  INCOME BEFORE INCOME TAXES                                      187                  282
         Applicable Income Taxes                                                   58                  118
                                                                              -------              -------
                  NET INCOME                                           $          129           $      164
                                                                              -------              -------
                  EARNINGS PER SHARE                                   $          .20           $      .38
                                                                              -------              -------
                  AVERAGE COMMON SHARES
                  OUTSTANDING                                                     641                  428
                  Dividends Declared per Share                         $           --          $       .20

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Six Months Ended
                                                                                             June 30
                                                                                   1997                  1996
                                                                                   ----                 -----
                                                                                           (Unaudited)
                                                                                           in Thousands
OPERATING ACTIVITIES
Net Income                                                                      $  314                    $  308
Adjustments to Reconcile Net Income to Net Cash
         and Cash Equivalents Provided by Operating
         Activities:
         Gains on sale of loans                                                     42                       ---
         Provision for Possible Loan Losses                                         36                        60
         Depreciation and Amortization                                             343                       286
         (Increase) in Interest Receivable and Other Assets                       (305)                     (235)
         (Decrease) Increase in Interest Payable and Other
         Liabilities                                                               (22)                       15
                                                                                ------                    ------
Net Cash Provided by Operating Activities                                          408                       434

INVESTING ACTIVITIES
Net Decrease in Deposits at Other Banks                                          1,059                       226
Purchase of Investments securities                                              (5,982)                   (8,129)
Proceeds from callable or Maturing Investments
securities                                                                       2,000                     2,427

Sale of Loans                                                                    1,873                       ---
Net Increase in Loans                                                             (588)                   (3,296)
Purchase of Premises and Equipment                                                (495)                     (288)
                                                                                ------                    ------
Net Cash and Cash Equivalents Provided by                                       (2,133)                   (9,060)
         (Used in) Investing Activities

FINANCING ACTIVITIES
Net Increase (Decrease) in Non-Interest Bearing
         Transaction Accounts                                                    1,050                    (2,704)
Net Increase in Interest Bearing Transaction Accounts                            1,984                        24
Net Increase (Decrease) in Savings Deposits                                     (3,246)                    2,428
Net Decrease in Time Deposits                                                   (1,877)                     (767)
Net Increase in Other Borrowings                                                   ---                     2,000
Payment of Cash Dividends                                                         (158)                     (237)
Proceeds from Issuance of Common Stock                                             ---                     2,644
Net Cash and Cash Equivalent (Used in)
                                                                                ------                    ------
  Provided by Financing Activities                                              (2,247)                    3,388
                                                                                ------                    ------
Decrease in Cash and Cash Equivalents                                           (3,972)                   (5,238)
Cash and Cash Equivalents at Beginning of Period                                16,302                    10,991
                                                                                ------                    ------
Cash and Cash Equivalents at End of Period                                  $   12,330               $     5,753
                                                                                ======                    ======

(See Notes to Unaudited Consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


              Notes to Unaudited Consolidated Financial Statements

                                 June 30, 1997


Note A:           Basis of Presentation

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The enclosed unaudited consolidated financial statements should be read in conjuncton with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1996.

Note B:           Accounting Changes

                  In June 1996, the Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Corporation was required to adopt this standard for transactions occurring after December 31, 1996. The impact of adopting Statement No. 125 did not have a material effect on the Corporation's financial position and results of operations for the quarter ending June 30, 1997.

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


Part I.           FINANCIAL INFORMATION

                  Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Harbor Bankshares Corporation's earnings for the second quarter of 1997 totaled $129 thousand, a decrease of $35 thousand or 21.3 percent when compared to the second quarter of 1996. Overhead expenses from the opening of a De-Novo branch facility by the Corporation's subsidiary, The Harbor Bank of Maryland, and the support of the operations of a newly established Mortgage Division, and ATM Network, were the main reason for the decrease.

                  Year-to-date earnings as of June 30, 1997, were $314 thousand or $.49 per share reflecting an increase in income of $6 thousand or 1.9 per cent, but a decrease in earnings per share of $.23 cents or 31.9 percent. During 1996, the Corporation had a common stock offering which closed during the second quarter of 1996. This offering increased the number of outstanding shares by 198,481 shares. Return on Average Assets
                  (ROAA) and Return on Average Shareholder's Equity (ROAE) were .49 percent and 6.84 percent respectively.

                  Net interest income increased by $273 thousand or 11.2 percent when compared to the same period last year. Total loan revenues were $4.0 million reflecting an increase of $283 thousand or 7.6 percent. Loan revenues were 79.7 percent of total interest income. Total interest expense for the period was $2.3 million.

                  Time and savings deposits were the main source of interest expense totaling $1.3 million and $655 thousand, respectively. Together, they represent 85.6 percent of total interest expense. Included in the interest expense are $155 thousand of interest related to the borrowings of the Corporation from the former Resolution Trust Corporation, now, FDIC, for the Interim Capital Assistance Programs related to acquisitions that took place during 1994.

                  The provision for possible credit losses was $18 thousand for the second quarter of 1997 and $36 thousand year-to-date. Charge-offs for 1997 were $109 thousand with recoveries of $11 thousand. Charge-offs for credit cards and related plans were $58 thousand, representing 53.2 percent of total charge-offs for the period.

                  Other operating income increased by $208 thousand or 60.6 percent. This increase is mainly attributed to ATM fees transactions, which were $135 thousand or 24.5 percent of other operating income. The Corporation also realized a gain in the sale of Real Estate loans of $42 thousand. Additional income in the service charges and other fees areas also contributed to the increase.

                  Non-interest expense increased by $534 thousand or 12.0 percent to $2.7 million from $2.2 million in 1996. Salaries and employee benefits increased by $203 thousand or 19.5 percent, reflecting additional staff due to expansions of a new branch facility and newly established areas. Occupancy and equipment expenses increased by $86 thousand and $56 thousand, respectively, as a result of the expansion. Data processing fees increased by $93 thousand, mainly as a result of the establishment of the ATM network. Goodwill amortization, at $166 thousand, represents 6.08 percent of total non-interest expense. Other expenses increased by $96 thousand or 21.1 percent due to the expansions and general cost increase.

                  As of June 30, 1997, total deposits were $112.0 million, reflecting a decrease of $2.1 million or 1.8 percent when compared to 1996. Net loans decreased by $1.2 million or 1.4 percent due to a sale of $1.8 million of Real Estate loans. Investment Securities increased by $4.0 million or 24.0 percent mainly in the available for sale category which increased by $3.0 million, representing 74.4 percent of the total increase in Investment Securities. There were no borrowings outstanding as of June 30, 1997.

                  During 1996, the Corporation's subsidiary, The Harbor Bank of Maryland, established Harbor Financial Services, a subsidiary of the Bank. This company deals with the sale of insurance, mutual funds, brokerage services, etc. and had an operating loss of $21 thousand as of the second quarter of 1997. This loss is reflected in the consolidated financial statements.

                  The Corporations stock is traded privately. As of June 30, 1997, only a few trades were registered ranging from the low of $13.00 per share to a high of $15.00 per share. During February 1997, the Corporation paid a stock dividend equivalent to $.20 cents per share. This dividend is equivalent to the cash dividend paid during 1996.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


Part II.          OTHER INFORMATION

                  Item I.           Legal Proceedings

                                    The Corporation and its subsidiary, at times and in the ordinary course of business, are subject to legal actions. Management does not believe the outcome of such matters will have a material adverse effect on the financial condition of the Corporation.

                  Item II.          Changes in Securities

                                    None

                  Item III.         Defaults Upon Senior Securities

                                    None

                  Item IV.          Submission of Matters to a Vote of Security
                                    Holders

                                    None

                  Item V.           Other Information

                                    None

                  Item VI.          Exhibits and Reports on Form 8-K

                                    Exhibit II - Statement Regarding Computation of per Share Earnings

                                    The Company did not file any report on Form
                                    8-K for the period ending June 30, 1997.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY



                                   EXHIBIT II

             Statement Regarding Computation of Per Share Earnings



Basic and fully diluted earnings per share of $.49 and $.48 for the six months ending June 30, 1997 and $.73 and $.71 for the six months ending June 30, 1996 were computed by dividing net income of $314,000 for 1997 and $308,000 for 1996 by the average number of shares of common stock outstanding during 1997 of 643,882and 650,326, and during 1996 of 428,488 and 434,932.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          HARBOR BANKSHARES CORPORATION

Date:
      ________________                   _____________________________________
                                         Joseph Haskins, Jr.
                                         President and Chief Executive Officer

Date: 8/8/97
      ________________                   _____________________________________
                                         Teodoro J. Hernandez
                                         Treasurer