Form 10QSB
period 1997-09-30
HARBOR BANKSHARES CORP
filed 1997-11-12
CIK 889608

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended SEPTEMBER 30, 1997
                  ------------------

Commission file number 0-20990
                       -------

HARBOR BANKSHARES CORPORATION
-----------------------------
(Exact name of registrant as specified in its charter)

MARYLAND                                    52-1786341
--------                                    ----------
(State of other jurisdiction of             (I.R.S. Employer identification No.)
incorporation or organization)

25 W. FAYETTE STREET, BALTIMORE, MARYLAND                    21201
-----------------------------------------                    -----
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

COMMON STOCK, NON-VOTING, $.01 PAR VALUE - 33,333 SHARES AS OF SEPTEMBER 30,
1997
COMMON STOCK, $.01 PAR VALUE -- 643,882 SHARES AS OF SEPTEMBER 30, 1997
-----------------------------------------------------------------------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                                      INDEX
                                      -----

PART I            FINANCIAL INFORMATION
                  ---------------------

                  ITEM 1   Financial Statements

                           Consolidated Statements of Condition - September 30, 1997 (Unaudited) and December 31, 1996

                           Consolidated Statements of Income (Unaudited) Three months Ended September 30, 1997 and 1996

                           Consolidated Statements of Income
                           (Unaudited) - Nine months Ended September
                           30, 1997 and 1996

                           Consolidated Statement of Cash Flows (Unaudited) - Nine months Ended September 30, 1997 and 1996

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



SIGNATURES
----------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                            SEPT 30       DEC 31
                                                                              1997         1996
                                                                             -----        -----
                                                                                (UNAUDITED)
                                                                                -----------
                                                                            DOLLARS IN THOUSANDS
ASSETS
------
Cash and Due from Banks                                                    $   4,589    $   5,373
Interest Bearing Deposits in Other Banks                                       3,742        5,574
Investment Securities:
         Held to maturity (market values of $15,006
         as of 9/30/97 and $14,890 as of 12/31/96)                            15,019       15,016
         Available for Sale                                                   11,440        1,569
                                                                           ---------    ---------
                  Total Investment Securities                                 26,459       16,585
Federal Funds Sold                                                            15,719       10,929
Loans                                                                         78,776       85,509
Unearned Income                                                                 (180)        (167)
Reserve for Possible Loan Losses                                                (850)        (889)
                                                                           ---------    ---------
                  Net Loans                                                   77,746       84,453
Property and Equipment - Net                                                   1,351        1,058
Goodwill                                                                       3,914        4,163
Accrued Interest Receivable and Other Assets                                   1,896        1,516
                                                                           ---------    ---------
                  TOTAL ASSETS                                             $ 135,416    $ 129,651
                                                                           ---------    ---------
LIABILITIES
Deposits:
         Non-Interest Bearing Demand                                       $  11,832    $   8,953
         Interest Bearing Transaction Accounts                                13,958       13,756
         Savings                                                              40,439       40,990
         Time, $100,000 or more                                               20,864       17,381
         Other Time                                                           31,706       33,044
                                                                           ---------    ---------
                  Total Deposits                                             118,799      114,124
Accrued Interest and Other Liabilities                                           945          730
Notes Payable                                                                  5,796        5,796
                                                                           ---------    ---------
                  TOTAL LIABILITIES                                          125,540      120,650
SHAREHOLDERS' EQUITY

Common stock, non voting, - par value $.01 per share, 33,333 issued and outstanding at 9/30/97 Common stock-par value $.01 per share: Authorized
10,000,000 shares; 643,882 issued and outstanding
at 9/30/97 and $633,444 at 12/31/96                                                6            6
Capital Surplus                                                                6,251        5,720
Retained Earnings                                                              3,478        3,283
Net unrealized gains on available-for-sale securities                            141           (8)
                                                                           ---------    ---------
         TOTAL SHAREHOLDERS' EQUITY                                            9,876        9,001
                                                                           ---------    ---------
         TOTAL LIABILITIES & SHAREHOLDERS'
         EQUITY                                                            $ 135,416    $ 129,651
                                                                           ---------    ---------


See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months Ended
                                                               September 30
                                                              1997     1996
                                                              ----     ----
                                                               (Unaudited)
                                                              In Thousands
                                                          Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                                   $2,196   $1,944
Interest on Investment Securities (Taxable)                     350      255
Interest on Deposits in Other Banks                              58      101
                                                             ------   ------
                                                             $2,604   $2,300
Interest on Federal Funds Sold                                  150       15
                                                             ------   ------
         TOTAL INTEREST INCOME                                2,754    2,315
INTEREST EXPENSE
Interest on Deposits
         Savings                                                716      418
         Interest Bearing Transaction Accounts                   97      102
         Time $100,000 or More                                  240      145
         Other Time                                              64      257
         Interest on Other Borrowed Money                        --       27
         Interest on Long Term Debt                              79       78
                                                             ------   ------
         TOTAL INTEREST EXPENSE                               1,196    1,027
                                                             ------   ------
         NET INTEREST INCOME                                  1,558    1,288
         Provision for Possible Loan Losses                      18      (20)
                                                             ------   ------
         NET INTEREST INCOME AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES                   1,540    1,308
OTHER OPERATING INCOME
         Service Charges on Deposit Accounts                    163      160
         Other Income                                           126       54
                                                             ------   ------
                                                                289      214
OTHER OPERATING EXPENSES
         Salaries and Employee Benefits                         657      550
         Occupancy Expense of Premises                          178      141
         Equipment Expense                                      101       57
         Data Processing Expense                                144      100
         Deposit Assessments and Related Fees                     9      272
         Goodwill Amortization                                   82       82
         Other Expenses                                         310      238
                                                             ------   ------
                                                              1,481    1,440
                  INCOME BEFORE INCOME TAXES                    348       82
         Applicable Income Taxes                                126       33
                                                             ------   ------
                  NET INCOME                                 $  222   $   49
                                                             ------   ------
                  EARNINGS PER SHARE                         $  .34   $  .08
                                                             ------   ------
                  AVERAGE COMMON SHARES
                  OUTSTANDING                                   659      627
                  Dividends Declared per Share               $   --   $  .20


(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            Nine Months Ended
                                                               September 30
                                                              1997     1996
                                                              ----     ----
                                                               (Unaudited)
                                                              In Thousands
                                                          Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                                   $6,220   $5,685
Interest on Investment Securities (Taxable)                     962      685
Interest on Deposits in Other Banks                             198      317
                                                             ------   ------
                                                             $7,380   $6,687
Interest on Federal Funds Sold                                  417       90
                                                             ------   ------
         TOTAL INTEREST INCOME                                7,797    6,777
INTEREST EXPENSE
Interest on Deposits
         Savings                                              1,371    1,186
         Interest Bearing Transaction Accounts                  279      317
         Time $100,000 or More                                  719      437
         Other Time                                             929      821
         Interest on Other Borrowed Money                      --         60
         Interest on Long Term Debt                             234      234
                                                             ------   ------
         TOTAL INTEREST EXPENSE                               3,532    3,055
                                                             ------   ------
         NET INTEREST INCOME                                  4,265    3,722
         Provision for Possible Loan Losses                      54       40
                                                             ------   ------
         NET INTEREST INCOME AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES                   4,211    3,682
OTHER OPERATING INCOME
         Service Charges on Deposit Accounts                    441      443
         Other Income                                           399      114
                                                             ------   ------
                                                                840      557
OTHER OPERATING EXPENSES
         Salaries and Employee Benefits                       1,899    1,589
         Occupancy Expense of Premises                          505      382
         Equipment Expense                                      274      174
         Data Processing Expense                                416      279
         Deposit Assessments and Related Fees                    26      313
         Goodwill Amortization                                  248      248
         Other Expenses                                         843      651
                                                             ------   ------
                                                              4,211    3,636
                  INCOME BEFORE INCOME TAXES                    840      603
         Applicable Income Taxes                                304      246
                                                             ------   ------
                  NET INCOME                                 $  536   $  357
                                                             ------   ------
                  EARNINGS PER SHARE                         $  .82   $  .75
                                                             ------   ------
                  AVERAGE COMMON SHARES
                  OUTSTANDING                                   649      478
                  Dividends Declared per Share               $  .20   $  .20


(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Three Months
                                                                 Ended Sept. 30
                                                               1997         1996
                                                               ----         ----
                                                                  (Unaudited)
                                                              Dollars in Thousands
OPERATING ACTIVITIES                                        $   222       $   49
Net Income

Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities
         Provisions for Possible Loan Losses                     18           20
         Depreciation and Amortization                          184          153
         Increase in Interest Receivable and Other Assets       (75)         (86)
         Increase in Interest Payable and Other Liabilities     237           90
                                                            -------       ------
 Net Cash Provided by Operating Activities                      586          226

INVESTING ACTIVITIES

Net Increase in Deposits at Other Banks                         773          379
Purchase of Investments Securities                           (8,892)          --
Proceeds From Maturing of Investments Securities              3,000           --
Net Decrease in Loans                                         5,419         (735)
Purchase of Premises and Equipment                              (93)        (150)
                                                            -------       ------
Net Cash Used in Investing Activities                           207         (506)

FINANCING ACTIVITIES

Net (Decrease) Increase in Non-Interest Bearing
         Transaction Accounts                                 1,829         (347)
Net (Decrease) in Interest Bearing Transaction Accounts      (1,782)        (389)
Net Increase (Decrease) in Savings Deposits                   2,695         (713)
Net Increase in Time Deposits                                 4,022          435
Proceeds from Issuance of Common Stock                          500          425
Payments of Cash Dividends                                      (79)         (83)
                                                            -------       ------
Net Cash Provided by Financing Activities                     7,185         (672)
                                                            -------       ------
Decrease in Cash and Cash Equivalents                         7,978         (952)
Cash and Cash Equivalents at Beginning of Period             12,330        5,753
                                                            -------       ------
Cash and Cash Equivalents at End of Period                  $20,308       $4,801


(See Notes to Unaudited Consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine Months Ended
                                                                  September 30
                                                                1997        1996
                                                                ----        ----
                                                                   (Unaudited)
                                                               Dollars In Thousands
OPERATING ACTIVITIES

Net Income                                                    $    536    $    357
Adjustments to Reconcile Net Income to Net Cash
         and Cash Equivalents Provided by Operating
         Activities:
         Gains on sale of loans                                     42          --
         Provision for Possible Loan Losses                         54          40
         Depreciation and Amortization                             527         439
         (Increase) in Interest Receivable and Other Assets       (280)       (321)
         Increase in Interest Payable and Other
         Liabilities                                               215         105
                                                              --------    --------
Net Cash Provided by Operating Activities                        1,094         620

INVESTING ACTIVITIES

Net Decrease in Deposits at Other Banks                          1,832         605
Purchase of Investments securities                             (14,874)     (8,129)
Proceeds from callable or Maturing Investments
securities                                                       5,000       2,427
Sale of Loans                                                    1,873        --
Net (Increase) Decrease in Loans                                 4,700      (4,040)
Purchase of Premises and Equipment                                (588)       (389)
                                                              --------    --------
Net Cash and Cash Equivalents Provided by                       (2,057)     (9,526)
         (Used in) Investing Activities

FINANCING ACTIVITIES

Net Increase (Decrease) in Non-Interest Bearing

         Transaction Accounts                                    2,879      (3,051)
Net Increase (Decrease) in Interest Bearing
         Transaction Accounts                                      202        (365)
Net Increase (Decrease) in Savings Deposits                       (551)      1,715
Net Increase (Decrease) in Time Deposits                         2,145        (332)
Net Increase in Other Borrowings                                  --         2,000
Payment of Cash Dividends                                         (236)       (320)
Proceeds from Issuance of Common Stock                             530       3,069
Net Cash and Cash Equivalent (Used in)
                                                              --------    --------
  Provided by Financing Activities                               4,969       2,716
                                                              --------    --------
Decrease in Cash and Cash Equivalents                            4,006      (6,190)
Cash and Cash Equivalents at Beginning of Period                16,302      10,991
                                                              --------    --------
Cash and Cash Equivalents at End of Period                    $ 20,308    $  4,801
                                                              ========    ========

(See Notes to Unaudited Consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

Note A:           Basis of Presentation

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The enclosed unaudited consolidated financial statements should be read in conjuncton with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1996.

Note B:           Accounting Changes

                  During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement 128 "Earnings per Share" (Statement
                  128), which established a new calculation for earnings per share showing both the "Basic" and "Diluted" earnings per share effective for periods ending after December 15, 1997. Basic earnings per share will be calculated using only weighted average shares outstanding with no dilutive impact from common stock equivalents while the diluted earnings per share calculation is similar to the current fully diluted earnings per share calculation. In 1998, all prior period earnings per share will be restated to be consistent with the new requirements. The adoption of Statement No. 128 will not have a material impact on the Corporation's consolidated earnings per share.

Note C: During June 1997, the Financial Accounting Standards Board ("FASB") issued statement 130 "Reporting Comprehensive Income". The statement establishes standards for disclosing comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

Note D: During June 1997, the Financial Accounting Standards Board ("FASB") issued statement 131 "Disclosure about Segments of an Enterprise and Related information". This Statement establishes standards for disclosing information about operating segments in financial statements. Operating segments are components of a business about which separate financial information is available that is evaluated by management in deciding how to allocate resources and in assessing performance. For year-end disclosure, this Statement is effective for fiscal years beginning after December 15, 1997. Management has not determined yet whether additional disclosure will be necessary under the requirements of SFAS no. 131.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

PART I.           FINANCIAL INFORMATION

                  Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Harbor Bankshares Corporation's earnings for the third quarter of 1997 totaled $222 thousand, an increase of $173 thousand or
                  353.0 percent when compared to the third quarter of 1996. During the third quarter of 1996, an assessment fee of $237 thousand was paid to the FDIC in order to recapitalize the S.A.I.F. fund. This assessment was the main reason for the drop in 1996 earnings.

                  Year-to-date earnings as of September 30, 1997, were $536 thousand or $.82 per share, reflecting an increase of $179 thousand or 50.1 percent when compared to the same period for 1996. Annualized return on Average Assets (ROAA) and Return on Average Shareholder's Equity (ROAE) were .55 percent and 7.66 percent, respectively.

                  Net interest income increased by $543 thousand or 17.7 percent when compared to the same period last year. Total loan revenues were $6.2 million reflecting an increase of $535 thousand or 9.4 percent. Included in the loan interest income is $328 thousand, representing unearned discount due to the sale and exchange of Real Estate loans for FNMA securities. Total loan revenues were 79.7 percent of total interest income. Total interest expense for the period was $3.5 million. Time and savings deposits were the main source of interest expense totaling $3.0 million. Together they represent 84.9 percent of total interest expense. Included in the interest expense is $234 thousand of interest related to borrowings of the Corporation from the FDIC, for the Interim Capital Assistance Program related to acquisitions that took place during 1994.

                  The provision for possible credit losses was $18 thousand for the third quarter and $54 thousand year-to-date. Charge-offs as of September 30, 1997 were $102 thousand with recoveries of $10 thousand. The loan loss reserves to outstanding loans ratio was 1.08 percent as of period end.

                  Other operating income increased by $283 thousand over the year-to-date operating income in 1996. This increase was mainly attributed to ATM transaction fees which totaled $209 thousand as of period end. Included in other operating income is a gain of $42 thousand due to the sale of Real Estate loans.

                  Non-interest expense increased by $575 thousand or 15.8 percent to $4.2 million from $3.6 million in 1996. Salaries and employee benefits increased by $310 thousand or 19.5 percent, reflecting additional staff due to expansion of one additional branch as well as support staff and general salary increases. Occupancy and equipment expense increased by $123 thousand and $100 thousand, respectively, as a result of upgrade of equipment, and the expansion of a new branch facility and the establishment of ATM Network. Data Processing expense increased by $137 thousand or 49.1 percent reflecting the increased cost due to the ATM Network establishment. Deposit Assessments and related fees decreased by $287 thousand, reflecting the one time assessment fee of $237 thousand expensed during 1996. Goodwill amortization, at $248 thousand, represents 5.9 percent of total non-interest expense. Other expenses increased by $ 192 thousand or 29.4 percent due to the expansions and general cost increases.

                  As of September 30, 1997, total deposits were $118.8 million, reflecting an increase of $4.7 million. Time deposits of $100 thousand or more increased by $3.4 million or 20.0 percent. Net loans decreased by $6.7 million, reflecting a sale of Real Estate loans of $1.8 million and the exchange of $5.6 million of Real Estate loans for FNMA securities. This exchange took place during September 1997.

                  Shareholders equity increased by $875 thousand. During August 1997, 33,333 shares of non-voting common stock were issued to the FNMA Corporation at $15.00 per share. Total proceeds from this sale were $500 thousand. Primary capital to total assets was 7.29% as of September 30, 1997.

                  Harbor Financial Services, the subsidiary of the Harbor Bank of Maryland established with the purpose of selling mutual funds, insurance and other financial products, had a net operating loss of $33 thousand as of September 30, 1997.

                  The Corporations stock is traded privately. As of September 30, 1997, only a few trades were registered ranging from the low of $13.00 per share to a high of $15.00 per share. During February 1997, the Corporation paid a stock dividend equivalent to $.20 cents per share. This dividend is equivalent to the cash dividend paid during 1996.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

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

                  Item V.           Other Information

                                    None

                  Item VI.          Exhibits and Reports on Form 8-K

                                    Exhibit II - Statement Regarding Computation of per Share Earnings

                                    The Company filed a Report on Form 8-K on
                                    August 18, 1997, reflecting a change in
                                    Accounting Firm. Coopers & Lybran L.L.P.
                                    replaced Ernst and Young L.L.P.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                                   EXHIBIT II

              STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

Basic and fully diluted earnings per share of $.81 and $.80 for the nine months ending September 30, 1997 and $.72 and $.71 for the nine months ending September 30, 1996 were computed by dividing net income of $536,000 for 1997 and $357,000 for 1996 by the average number of shares of common stock outstanding during 1997 of 658,736 and 665,180, and during 1996 of 495,350 and 501,863.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          HARBOR BANKSHARES CORPORATION

Date:  11-5-97                      /s/ Joseph Haskins, Jr.
                                    --------------------------------------
                                    Joseph Haskins, Jr.
                                    President and Chief Executive Officer

Date:  11-5-97                      /s/ Teodoro J. Hernandez
                                    --------------------------------------
                                    Teodoro J. Hernandez
                                    Treasurer