Form 10KSB
period 1997-12-31
HARBOR BANKSHARES CORP
filed 1998-03-26
CIK 889608

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 [No Fee Required]

For the transition period from ________________ to _______________

Commission File Number:  0-20990
                         -------

                          HARBOR BANKSHARES CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                  Maryland                                   52-1786341
---------------------------------------------   ------------------------------------
(State or other jurisdiction of incorporation   (IRS Employer Identification Number)

           25 West Fayette Street
            Baltimore, Maryland                             21201
  ----------------------------------------                ----------
  (Address of principal executive offices)                (Zip Code)
--------------------------------------------------------------------------------
       Registrant's telephone number:                   (410) 528-1800

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

         Yes          XXX                  No
             -----------------------          ----------------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The number of shares outstanding of the issuer's classes of common stock as of December 31, 1997, were 650,137 shares and 33,333 non-voting shares with a par value of $0.01. (Note: This information is required as of the latest practical date.)

Documents Incorporated by Reference

         Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 and the Registrant's 1998 Proxy Statement are incorporated by reference into Parts I and II.

PART I

Harbor Bankshares Corporation

Item 1.  Business

         Harbor Bankshares Corporation (the Corporation) is a bank holding company with one bank subsidiary. The Corporation was organized under the laws of the State of Maryland in 1992. On November 2, 1992, Harbor Bankshares Corporation acquired all outstanding stock of The Harbor Bank of Maryland (the
Bank), headquartered in Baltimore, Maryland.

         During June 1996, the Corporation completed a common stock offering, with total sales of 198,481 shares and net proceeds of $2.8 million and in August, 1997, the Corporation issued 33,333 shares of common non-voting stock with proceeds totaling $500 thousand. These proceeds were used for the expansion of the Corporation.

The Harbor Bank of Maryland

         The Harbor Bank of Maryland is a state chartered institution in the State of Maryland. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation.

         The Harbor Bank of Maryland is a commercial bank headquartered in Baltimore, Maryland. The Bank conducts a general commercial and retail business. The Bank was opened on September 13, 1982 and was incorporated under the laws of the State of Maryland. During the second and third quarters of 1994, the Corporation, through its subsidiary, The Harbor Bank of Maryland acquired three
(3) branch locations from the Resolution Trust Corporation; two (2) located in Baltimore City, and one (1) located in Riverdale, Prince George's County. A new branch location was opened during December 1995 in Baltimore County, expanding the market area of the Bank. During 1996, in a partnership with a local supermarket chain located in Baltimore City, a network of ATM machines was installed, expanding the market of the Bank to different areas of the Baltimore Metropolitan area. Presently, the total number of ATM machines, including the Bank's branch locations is nineteen. During May, 1997, The Harbor Bank of Maryland, opened a De-novo Branch location in the East side of Baltimore City, creating a new market for the Corporation's services.

         Harbor Financial Services, a company dealing with the sale of mutual funds, stocks, insurance etc., was established as a subsidiary of the Bank during May 1996, in order to compete with that expanding market. This subsidiary had an operating loss of $73 thousand during 1997.

         The Bank conducts general banking business in seven (7) locations and serves primarily the Baltimore Metropolitan area. It offers checking, savings and time deposits, commercial, real estate, personal, home improvement, automobile and other installment loans, credit cards and term loans. The Bank is also a member of a local and national ATM network. The retail nature of the Bank allows for full diversification of deposits and borrowers so it is not dependent upon a single or a few customers.

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

Employees

         At December 31, 1997, Harbor Bankshares Corporation and its subsidiary employed 71 individuals, of which 20 were officers and 51 were full-time employees.

Executive Officers

         Information concerning executive officers of the Corporation is listed below:

Executive Officers         Age        Position
------------------         ---        --------
Joseph Haskins, Jr.         50        Chairman, President and Chief Executive
                                      Officer of the Bank and Corporation
John Paterakis              69        Chairman of the Executive Committee of the
                                      Corporation and the Bank
Teodoro J. Hernandez        52        Treasurer of the Corporation and Vice
                                      President and Cashier of the Bank
George F. Vaeth, Jr.        64        Secretary of the Corporation and the Bank

Statistical Information

         The statistical information required in this section is incorporated herein by reference from the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 and from pages 9 through 21 of this form 10-KSB.

Item 2.  Properties

         The Corporation's Headquarters is located at 25 West Fayette Street, Baltimore, Maryland 21201. The lease agreement for this location is approximately 12,777 square feet with a term of ten (10) years, and a renewable option of five (5) years.

         The Bank also maintains another six (6) leased branch offices; four (4) located in Baltimore City, one (1) located in Prince George's County, Maryland and one (1) located in Baltimore County, Maryland.

Item 3.  Legal Proceedings

         The Corporation and its subsidiaries, at times, and in the ordinary course of business, are subject to legal actions. Management does not believe the outcome of such matters will have a material adverse effect on the financial condition or results of operations of the Corporation.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Information listed under "Shareholder Information" in the Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference with respect to prices for the Registrant's common stock and the dividends paid thereon. The number of Shareholders of Record as of December 31, 1997 was 745.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information required by this item is incorporated by reference from information appearing under the caption, "Corporate Financial Review" appearing on pages 1 through 7 of the Management Discussion and Analysis section of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, and from pages 9 through 21 of this Form 10-KSB.

Item 7.  Financial Statements

         Information required by Item 7 is incorporated by reference from information appearing on pages 1 through 15 in the Audited Consolidated Financial Statements section of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         Coopers & Lybrand L.L.P were appointed as auditors for the year ended December 31, 1997, replacing Ernst & Young L.L.P.

PART III

Item 9.  Directors and Executive Officers of the Registrant

         Information required by this item is incorporated by reference from information appearing under the caption, "Election of Directors" on pages 2 to 7 of the Registrant's 1998 Proxy Statement and page 5 of this report under the caption of "Executive Officers" of the Registrant.

Item 10.  Executive Compensation

         Information required by this item is incorporated by reference from information appearing under the caption "Executive Compensation" on pages 7 to 10 of the Registrant's 1998 Proxy Statement.

Item 11.  Security ownership of certain beneficial owners and management

         Information required by Item 11 is incorporated by reference from information appearing on pages 2 to 7 of the Registrant's 1998 Proxy Statement, under the caption of "Election of Directors" of the Registrant.

Item 12.  Certain relationships and related transactions

         The information required by Item 12 is incorporated by reference from
Note 11 on page 19 in the Audited Consolidated Financial Statements section of the Registrant's Annual Report to Shareholders.

PART IV

Item 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         (1) The following consolidated financial statements of the Registrant and its subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 1997, are incorporated herein by reference in Item 8:

         Consolidated Statements of Condition
                  As of December 31, 1997 and 1996

         Consolidated Statements of Income
                  Years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Changes in Shareholders' Equity Years ended
                  December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows
                  Years ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

         Report of Coopers & Lybrand, L.L.P. Independent Auditors

         Harbor Bankshares Corporation 1998 Proxy Statement

         All other schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the financial statements of the Registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         (2) List of financial items attached:

              Consolidated Average Statements of Condition
              Consolidated Statements of Income
              Schedule of Average Rates
              Interest Variance Analysis
              Investment Securities -- Book Value
              Investment Securities -- Weighted Rate by Maturity
              Investment Securities -- Market Value
              Investment Securities -- Maturities
              Loan Distribution
              Risk Elements of Loan Portfolio
              Summary of Loan Loss Experience
              Loan Maturities and Sensitivity
              Time Certificates -- $100,000 Maturities

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

             CONSOLIDATED AVERAGE STATEMENTS OF CONDITION AND RATIOS
                                    (in 000s)

Year ended December 31,                                                1997              1996              1995
                                                                       ----              ----              ----
ASSETS
      U.S. Treasury Securities                                      $     ---         $     ---         $   1,321
      U.S. Government Agencies                                         21,244            14,880             8,944
      Interest-Bearing Deposits with Other Banks                        4,408             7,064             7,712
      FHLB Stock and Other Securities                                     599               561               418
      Federal Funds Sold                                               10,752             3,103             4,786
                                                                    ---------         ---------         ---------
                                                                    $  37,003         $  25,608         $  23,181
      Commercial Loans                                                  9,592             7,451             4,862

      Real Estate Mortgages                                            68,945            70,697            67,508
      Consumer Loans                                                    3,895             3,010             2,541
                                                                    ---------         ---------         ---------
      Loans Net of Unearned Income                                     82,432            81,158            74,911
      Total Earning Assets                                            119,435           106,766            98,092
      Allowance for Possible Losses                                     (846)             (880)             (817)
      Other Assets                                                     12,531            10,410             9,584
                                                                    ---------         ---------         ---------
           TOTAL ASSETS                                             $ 131,120         $ 116,296         $ 106,859
                                                                    =========         =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
      Non-Interest Bearing Deposits                                 $  10,209         $   9,316         $   8,991
      Interest-Bearing Transaction Accounts                            14,828            15,798            18,184
      Savings                                                          39,485            35,671            33,386
      Time - $100,000 or more                                          18,195            11,792             8,748
      Other Time                                                       32,198            28,329            24,648
                                                                    ---------         ---------         ---------
      TOTAL Deposits                                                $ 114,915         $ 100,906         $  93,957
      Other borrowed money                                          ---------             1,452             1,195
      Notes payable                                                     5,796             5,796             5,796

      Other Liabilities                                                   820               888               593
                                                                          ---               ---               ---
           TOTAL Liabilities                                        $ 121,531         $ 109,042         $ 101,541
SHAREHOLDERS' EQUITY                                                    9,589             7,254             5,318
                                                                    ---------         ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 131,120         $ 116,296         $ 106,859
                                                                    =========         =========         =========

RATIOS                                                                 1997                  1996                1995
                                                                       ----                  ----                ----
Average Equity to Average Total Assets                                7.31%                 6.24%               4.98%
Return on Assets                                                       .53%                  .49%                .64%
Return on Equity                                                      7.30%                 7.90%               12.8%
Dividend Payout Ratio                                                18.09%                 15.1%               12.7%

CAPITAL SCHEDULE

Risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. For those holding companies with less than $150 million in assets, the guidelines will be applied on a bank-only basis. As Harbor Bankshares Corporation had total consolidated assets of $136 million and $130 million at December 31, 1997 and 1996, respectively, only the capital ratios of the Bank are disclosed below.

                      The Harbor Bank of Maryland        Regulatory Requirements

Primary Capital                   9.21%                            4.0%
Risk-Based Capital               18.04%                            8.0%

                       CONSOLIDATED STATEMENTS OF INCOME
                          (000s except per share data)

Year ended December 31,                                                  1997                1996                1995
                                                                         ----                ----                ----
INTEREST AND FEES ON LOANS
      Commercial Loans                                                $   922             $   732             $   512
      Real Estate Mortgages                                             6,670               6,702               6,339
      Consumer Loans                                                      447                 371                 311
                                                                      -------             -------             -------
TOTAL Interest and Fees on Loans(1)                                   $ 8,039             $ 7,805             $ 7,162
Interest on Taxable Investment Securities                               1,407                 976                 597
Interest on Other Investments(2)                                          290                 400                 431
Interest on Federal Funds Sold                                            633                 165                 300
                                                                      -------             -------             -------
      TOTAL Interest Income                                            10,369               9,346               8,490
INTEREST EXPENSE
      Savings                                                           1,364               1,235               1,018
      Interest-Bearing Transaction Accounts                               371                 412                 462
      Time - $100,000 or more                                           1,011                 635                 463
      Other Time                                                        1,742               1,497               1,275
      Other Borrowed Money                                                ---                  81                  78

       Interest on Notes Payable                                          310                 309                 335
                                                                      -------             -------             -------
      TOTAL Interest Expense                                            4,798               4,169               3,631
Net Interest Income                                                     5,571               5,177               4,859
Provision for Possible Credit Losses                                       72                  60                 183
                                                                      -------             -------             -------
Net Interest Income After Provision for Possible
Credit Losses                                                           5,499               5,117               4,676
Other Income                                                            1,229                 759                 635
Investment Security Gains                                                 213                 ---                 ---
Other Expenses                                                          5,840               4,888               4,181
                                                                      -------             -------             -------
Income Before Taxes                                                     1,101                 988               1,130
Applicable Income Tax                                                     401                 415                 451
                                                                      -------             -------             -------
NET INCOME                                                            $   700             $   573             $   679
                                                                      =======             =======             =======
PER COMMON SHARE
      NET INCOME                                                      $  1.07             $  1.07             $  1.55
                                                                      =======             =======             =======
      Dividends per Share                                             $   .20             $   .20             $   .20
                                                                      =======             =======             =======

NOTES ON CONSOLIDATED STATEMENTS OF INCOME:

(1) Loan fees, which are included in Interest Income, were $228 in 1997, $291 in 1996, and $232 in 1995.

(2) Certificates of Deposit with other financial institutions.

      The following is a chart that illustrates the average rates earned or paid for the years 1997, 1996 and 1995:

               Year ended December 31,                             1997               1996              1995
                                                                   ----               ----              ----
AVERAGE RATES EARNED
      Commercial Loans                                            9.61%              9.82%            10.53%
      Real Estate Mortgages                                       9.67%              9.48%             9.39%
      Consumer Loans                                             11.48%             12.33%            12.23%
      Taxable Investment Securities                               6.62%              6.56%             5.59%
      Other Investments(1)                                        5.79%              5.66%             5.59%
      Federal Funds Sold                                          5.89%              5.32%             6.27%
                                                                 ------             ------            ------
           TOTAL Earning Assets                                   8.68%              8.75%             8.65%

AVERAGE RATES PAID
      Interest Bearing Transaction Accounts                       2.50%              2.61%             2.54%
      Savings                                                     3.45%              3.46%             3.05%
      Time - $100,000 or more                                     5.56%              5.39%             5.29%
      Other Time                                                  5.41%              5.28%             5.17%

      Other Borrowed Money                                          ---              5.58%             6.53%
      Notes Payable                                               5.35%              5.33%             5.78%
                                                                 ------              -----             -----
      TOTAL Interest Bearing Deposits                             4.34%              4.55%             3.96%
      NET YIELD ON EARNING ASSETS                                 4.34%              4.20%             4.69%

(1) Certificates of Deposit with other financial institutions.

      The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                           INTEREST VARIANCE ANALYSIS
                                   (in 000s)

                                       1997 COMPARED TO 1996                         1996 COMPARED TO 1995
                                    Increase (Decrease) due to:                   Increase (Decrease) due to:
                            -------------------------------------------------------------------------------------------
                                    Volume          Rate             Net          Volume            Rate            Net
INTEREST INCOME

Loans                                $ 122         $ 112            $234         $ 1,032          $(389)          $ 643
Investment Securities                  417            14             431             268             111            379
Federal Funds Sold                     407            61             468            (89)            (46)          (135)
Other Interest Bearing
Assets (1)                           (148)            38           (110)            (85)              54           (31)
                                     -----       -------           -----           -----            ----           ----

      TOTAL Interest

      Income                         $ 798         $ 225         $ 1,023         $ 1,126         $ (270)          $ 856
                                     =====         =====         =======         =======         =======          =====

INTEREST EXPENSE

Interest-Bearing
Transaction Accounts                  $ 23        ($ 64)          $ (41)         $ (182)           $ 132         $ (50)
Savings                                131           (2)             129              80             137            217
Time - $100,000 or
more                                   345            31             376             163               9            172
Other Time                             204            41             245             195              27            222
Other Borrowed Money                  (81)                          (81)              14            (11)              3

Notes Payable                                          1               1             ---            (26)           (26)
                                                 -------           -----           -----            ----           ----

TOTAL Interest
Expense                              $ 622       $     7         $   629           $ 270           $ 268          $ 538
                                     =====       =======         =======           =====           =====          =====
NET INTEREST
INCOME                               $ 176         $ 218           $ 394           $ 856         $ (538)        $   318
                                     =====         =====           =====           =====         =======        =======

Note: Loan fees, which were included in interest income were $228 in 1997, $291 in 1996 and $232 in 1995.
       A change in Rate/Volume has been allocated to the change in rate.

(1) Certificates of Deposit with other financial institutions.

      The following table shows the Corporation's investment security maturity distribution as of December 31, 1997:

                              INVESTMENT SECURITIES
                                    (in 000s)

                                     U.S. Treasury       U.S. Government       Other Securities           TOTAL
                                                             Agencies
Maturing Within One Year                     ---              $  2,003                $ ---              $ 2,003
Maturing After One But                       ---                13,998                  ---               13,998
Within Five Years
Maturing After Five But                      ---                 6,893                  ---                6,893
Within Ten Years
Maturing After Ten Years                     ---                 6,019                  600                6,619
                                          ------              --------                 ----              -------
TOTAL                                    $   ---              $ 28,913                $ 600              $29,513
                                         =======              ========                =====              =======

      The following table shows a weighted average interest rate for the Corporation's investment securities as of December 31, 1997:

                              INVESTMENT SECURITIES
                               (Weighted Average)

                                     U.S. Treasury       U.S. Government       Other Securities           TOTAL
                                                             Agencies
Maturing Within One Year                    ---                 5.98%                  ---                5.98%
Maturing After One But                      ---                 6.30%                  ---                6.30%
Within Five Years
Maturing After Five But                     ---                 7.98%                  ---                7.98%
Within Ten Years
Maturing After Ten Years                    ---                 7.06%                7.38%                7.38%
                                         ------                 -----              -------              -------
TOTAL                                       ---                 6.83%                7.38%                6.91%
                                           ====                 =====                =====                =====

      The following table sets forth the carrying amount and the market value of the Corporation's investment securities at the dates indicated:

                              INVESTMENT SECURITIES
                                    (in 000s)

                                        1997                           1996                           1995
                                        ----                           ----                           ----
                                Book           Market          Book           Market          Book          Market
                                ----           ------          ----           ------          ----          ------
U.S. Treasury                 $    ---       $    ---        $    ---       $    ---        $    ---       $    ---
U.S. Government                 28,913         28,915          15,992         15,876          10,447         10,485
Agency
Other Securities                   600            600             593            593             447            447
                              --------       --------        --------       --------        --------       --------
TOTAL                         $ 29,513       $ 29,515        $ 16,585       $ 16,469        $ 10,894       $ 10,932
                              ========       ========        ========       ========        ========       ========

      The following is a table that shows the Corporation's loan distribution at the end of each of the last five years:

                                LOAN DISTRIBUTION
                                    (in 000s)

       December 31                      1997              1996               1995               1994              1993
                                        ----              ----               ----               ----              ----
Commercial Loans                    $  9,041          $  9,612           $  5,891           $  3,761          $  3,190
Real Estate                           65,461            72,017             69,414             52,418            31,156
Mortgages
Consumer Loans                         3,768             3,713              2,804              2,122             1,734
                                    --------          --------           --------           --------          --------
      TOTAL                         $ 78,270          $ 85,342           $ 78,109           $ 58,301          $ 36,080
                                    ========          ========           ========           ========          ========




                                LOAN DISTRIBUTION

       December 31                      1997              1996               1995               1994              1993
                                        ----              ----               ----               ----              ----
Commercial Loans                      11.55%            11.26%              7.54%              6.45%             8.84%
Real Estate Loans                     83.64%            84.39%             88.87%             89.91%            86.35%
Consumer Loans                         4.81%             4.35%              3.59%              3.64%             4.81%
                                      ------            ------            -------             ------           -------
      TOTAL                           100.0%            100.0%             100.0%             100.0%            100.0%
                                      ======

      The following is a chart that gives the summary of the loan loss experience for each year in the five year period ended December 31, 1997:

                         SUMMARY OF LOAN LOSS EXPERIENCE
                                    (in 000s)

     Year ended December 31,                   1997            1996             1995             1994             1993
                                               ----            ----             ----             ----             ----
Balance at Beginning of
Period                                        $ 889           $ 817            $ 658            $ 428            $ 344
Loans Charged Off:
      Commercial Loans                           58              14              ---                4                1
      Real Estate Mortgages                      95               5                6               19               16
      Consumer Loans                            160              34               29                8               16
                                            -------           -----              ---               --              ---
TOTAL Loans Charged Off                       $ 313            $ 53             $ 35             $ 31             $ 33

Recoveries of Loans:
      Commercial Loans                            1              57                1                2                1
      Real Estate Mortgages                     ---             ---                6              ---                8
      Consumer Loans                              5               8                4               11               12
                                               ----              --             ----            -----            -----
TOTAL Loans Recovered                             6              65               11               13               21
                                               ----           -----            -----            -----            -----
Net Loans Charged Off                           307            (12)               24               18               12
                                             ------         -------            -----            -----              ---
Provisions Charged to
Operations                                       72              60              183              248               96
                                               ----          ------           ------            -----              ---
Balance at End of Period                      $ 654           $ 889            $ 817            $ 658            $ 428
                                              =====           =====            =====            =====            =====
Daily Average Amount of
Loans                                      $ 82,432        $ 81,158         $ 74,911         $ 42,271           33,546
                                           ========        ========         ========         ========           ======
Allowance for Possible Loan
Losses to Loans Outstanding                    .83%           1.04%            1.09%            1.13%            1.18%
                                               ====           =====            =====            =====            =====
Net Charge Offs to Average
Loans Outstanding                              .37%          (.01%)             .03%             .04%             .04%
                                               ====          ======             ====             ====             ====

                         RISK ELEMENTS OF LOAN PORTFOLIO
                                    (in 000s)

       December 31                      1997              1996               1995               1994              1993
                                        ----              ----               ----               ----              ----
Non-Accrual Loans                      $ 770              $284               none              $ 200              $200
                                       -----              ----               ----              -----              ----
Accruing Loans Past

Due 90 Days or more                    1,948               276                481                143                34
Restructured Loans                      none              none               none               none              none

      The following is information with respect to non-accrual loans at December 31, 1997 and December 31, 1996:

                                                          1997              1996
                                                          ----              ----
Interest Income that Would Have Been Recorded           $   13              $ 22
                                                        ------              ----
Under Original Terms
Interest Income Recorded during the Period              $  ---              $  3
                                                        ------              ----


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

Potential Problem Loans

      At December 31, 1997, the Corporation had $1.8 million in loans for which the borrowers are experiencing financial difficulties. Those loans are subject to constant management attention and their classification is reviewed monthly.

      As of December 31, 1997, 83.6% of the Corporation's loan portfolio was secured by real estate, mainly 1-to-4 family residential properties.

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

      Management allocates the reserve for possible loan losses by type of loan based on the experience method and actual potential losses. Both performing and non-performing loans are also reviewed periodically to identify high risk assets and their potential impact upon the reserve. Based on all information known to date, management does not expect net losses as a percentage of average loans in 1998 to exceed the 1997 levels.

      The following is a table that shows the maturity of loans as of December 31, 1997:

                                       Commercial           Real Estate            Consumer
                                          Loans              Mortgages               Loans                TOTAL
                                       ----------           -----------            --------               -----
Maturing Within One Year                 $ 5,964              $ 25,363              $ 1,475             $ 32,802
Maturing After One Year
But Within Five Years                      3,379                 4,813                1,612             $  9,804
Maturing After Five Years                    ---                34,722                  942             $ 35,664
                                          ------             ---------               ------             --------

TOTAL                                    $ 9,343              $ 64,898              $ 4,029             $ 78,270
                                         =======              ========              =======             ========

Classified By Sensitivity To Changes In Interest Rates:

                                                                          Adjustable
                                              Fixed Interest               Interest
                                                Rate Loans                Rate Loans                   TOTAL
                                              --------------              ----------                   -----

Maturing Within One Year                         $  3,446                   $ 29,413                 $ 32,859
Maturing After One But Within
Five Years                                          6,505                      2.562                    9,067
Maturing After Five Years                          36,344                        ---                   36,344
                                                 --------                   --------                 --------
TOTAL                                            $ 46,295                   $ 31,975                 $ 78,270
                                                 ========                   ========                 ========

      Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1997 and 1996 are summarized as follows:

                         TIME CERTIFICATES OVER $100,000
                                    (in 000s)

MATURING:
                                       1997                              1996
                                       ----                              ----
Three months or less                 $  4,521                           $ 3,434
Three to six months                     1,980                             2,354
Six to twelve months                    2,939                             3,283
Over twelve months                     11,506                             8,309
                                     --------                          --------
TOTAL                                $ 20,946                          $ 17,380


Long and Short Term Borrowings

      Short term borrowings consist of borrowings from the FHLB. These borrowings re-price daily, have maturities of one year or less and may be prepaid without penalty. Long term borrowings consist of a five-year note from the Resolution Trust Company with quarterly interest payments based on Treasury Bill rates and principal payment at the end of the fifth year. Principal payments can be made without penalty before the maturity of the note.

      The table below presents certain information with respect to the borrowings:

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                       1997               1996
                                                       ----               ----
                                                        (DOLLARS IN THOUSANDS)

Amount outstanding at period-end:
      Long-term promissory note                       $ 5,796           $ 5,796
      Borrowings from FHLB Average outstanding:

      Long-term promissory note                       $ 5,796           $ 5,796
      Borrowings from FHLB                                ---             1,452
Weighted average interest rate during the period:
      Long-term promissory note                          5.34%             5.33%
      Borrowings from FHLB                                ---              5.58%

           Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           HARBOR BANKSHARES CORPORATION

By:        /s/ Teodoro J. Hernandez
           __________________________________________________

           Teodoro J. Hernandez
Title:     Treasurer
Date:      03/23/98

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, and in the capacities, and on the dates indicated:

By:        /s/ Joseph Haskins, Jr.
           __________________________________________________

           Joseph Haskins, Jr.
Title:     President and CEO
Date:      03/23/98

By:        /s/ Erick W. March
           __________________________________________________

           Erick W. March
Title:     Director
Date:      03/23/98

By:        /s/ Louis J. Grasmick
           __________________________________________________

           Louis J. Grasmick
Title:     Director
Date:      03/23/98

By:        /s/ George F. Vaeth, Jr.
           __________________________________________________

           George F. Vaeth, Jr.
Title:     Director
Date:      03/23/98

By:        /s/ Stanley W. Tucker
           __________________________________________________

           Stanley W. Tucker
Title:     Director
Date:      03/23/98

By:        __________________________________________________

Title:     __________________________________________________

Date:      __________________________________________________


By:        __________________________________________________

Title:     __________________________________________________

Date:      __________________________________________________


By:        __________________________________________________

Title:     __________________________________________________

Date:      __________________________________________________

                         HARBOR BANKSHARES CORPORATION
                                    --------









                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                              FINANCIAL STATEMENTS
              for the years ended December 31, 1997, 1996 and 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS
                                   ----------



To the Shareholders and the Board of Directors
Harbor Bankshares Corporation

                  We have audited the accompanying consolidated statements of condition of Harbor Bankshares Corporation and subsidiaries as of December 31, 1997 and the related consolidated statement of income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Harbor Bankshares Corporation and subsidiaries for the years ended December 31, 1996 and 1995 were audited by other auditors, whose report, dated March 7, 1997, expressed an unqualified opinion on those statements.

                  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harbor Bankshares Corporation and subsidiaries at December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                 /s/ Coopers & Lybrand L.L.P.
                                                 _______________________________

Baltimore, Maryland
March 13, 1998

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                   ----------

                                                                                 December 31
                          ASSETS                                         1997                  1996
                                                                         ----                  ----
Cash and due from banks                                             $  8,629,510          $  5,372,949
Federal funds sold                                                     9,919,185            10,929,028
Interest bearing deposits in other banks                               3,124,365             5,573,829
Investment securities:
  Held to maturity at amortized cost (market value of
        $15,019,778 in 1997 and $14,889,839 in 1996)                  15,017,293            15,015,715
  Available for sale                                                  14,495,700             1,569,400
                                                                    ------------          ------------
                                                                      29,512,993            16,585,115

Loans                                                                 78,446,414            85,509,102
Unearned income                                                         (176,494)             (166,895)
Reserve for possible loan losses                                        (654,298)             (889,391)
                                                                    ------------          ------------
              Net loans                                               77,615,622            84,452,816
Property and equipment, net                                            1,268,169             1,058,155
Goodwill, net                                                          3,831,314             4,162,586
Accrued interest receivable                                            1,198,547               993,481
Other assets                                                             774,444               523,459
                                                                    ------------          ------------
           Total assets                                             $135,874,149          $129,651,418
                                                                    ============          ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits:
    Noninterest bearing demand                                      $ 10,926,217          $  8,953,672
    Interest bearing transaction accounts                             14,137,405            13,755,550
    Savings                                                           42,758,673            40,989,551
    Time, $100,000 or more                                            20,946,582            17,380,717
    Other time                                                        30,166,408            33,044,015
                                                                    ------------          ------------
           Total deposits                                            118,935,285           114,123,505
Accrued interest payable                                                 520,830               520,837
Notes payable                                                          5,795,547             5,795,547
Other liabilities                                                        321,127               210,323
                                                                    ------------          ------------
           Total liabilities                                         125,572,789           120,650,212

Shareholders' equity:
  Common voting stock-par value $.01 per share:
       authorized 10,000,000 shares; 683,470, (including
       33,333 common non-voting), and 633,444 shares
       issued and outstanding at December 31, 1997 and
       1996, respectively                                                  6,834                 6,334
  Capital surplus                                                      6,418,932             5,720,069
  Retained earnings                                                    3,876,753             3,283,153
  Net unrealized loss on investment
        securities available for sale, net of taxes                       (1,159)               (8,350)
                                                                    ------------          ------------
           Total shareholders' equity                                 10,301,360             9,001,206
                                                                    ------------          ------------

           Total liabilities and shareholders' equity               $135,874,149          $129,651,418
                                                                    ============          ============




                     The accompanying notes are an integral
                           part of these statements.
                                       2

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   ----------

                                                                           Years ended December 31
                                                                    1997              1996               1995
                                                                    ----              ----               ----
Interest income:
  Interest and fees on loans                                    $ 8,039,471        $7,804,575         $7,161,412
  Interest on investments - taxable                               1,451,010           976,471            597,379
  Interest on deposits in other banks                               246,023           399,686            431,602
  Interest on federal funds sold                                    633,236           164,826            300,152
                                                                -----------        ----------         ----------
           Total interest income                                 10,369,740         9,345,558          8,490,545

Interest expense:
  Interest bearing transaction accounts                             371,392           412,014            383,347
  Savings                                                         1,849,749         1,235,344          1,470,806
  Time, $100,000 or more                                          1,010,974           635,499            463,330
  Other time                                                      1,255,474         1,497,072            900,462
  Notes payable                                                     309,623           309,205            334,778
  Interest on federal funds purchased                                  -               80,806             78,349
                                                                -----------        ----------         ----------
           Total interest expense                                 4,797,212         4,169,940          3,631,072
                                                                -----------        ----------          ---------
Net interest income                                               5,572,528         5,175,618          4,859,473
Provision for possible loan losses                                   72,000            60,000            183,337
                                                                -----------        ----------         ----------
Net interest income after provision for
    possible loan losses                                          5,500,528         5,115,618          4,676,136

Other operating income:
  Service charges on deposit accounts                               609,667           591,003            490,842
  Other service charges                                             483,884           165,940             92,955
  Gain on sales of loans                                             41,641              -                 -
  Other income                                                        2,742             2,818             51,559
  Gain on security sales                                            212,866              -                 -
  Originated mortgage servicing rights                               90,389              -                 -
                                                                -----------        ----------         ----------
                                                                  1,441,189           759,761            635,356

Other operating expenses:
  Salaries and employee benefits                                  2,610,968         2,152,040          1,902,807
  Occupancy expense of premises                                     678,397           533,285            433,764
  Data processing fees                                              564,582           397,696            338,077
  Equipment expense                                                 386,284           249,376            201,249
  FDIC insurance                                                     35,693           318,097            165,991
  Stationery and supplies                                           184,897           173,939            138,895
  Professional fees                                                 131,279           100,646             99,032
  Postage                                                            70,120            66,162             64,038
  Courier transportation                                             86,920            74,160             68,972
  Goodwill amortization                                             331,272           331,272            331,272
  Other expenses                                                    759,794           515,228            437,160
                                                                -----------        ----------         ----------
                                                                  5,840,206         4,911,901          4,181,257
                                                                -----------        ----------

Income before income taxes                                        1,101,511           963,478          1,130,235
Applicable income taxes                                             401,148           390,701            450,804
                                                                -----------        ----------         ----------

Net income                                                      $   700,363        $  572,777         $  679,431
                                                                ===========        ==========         ==========

Basic earnings per share                                        $      1.07        $     1.07         $     1.55
                                                                ===========        ==========         ==========

Diluted earnings per share                                      $      0.99        $     0.97         $     1.45
                                                                ===========        ==========         ==========


                     The accompanying notes are an integral
                           part of these statements.
                                       3

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   ----------

                                                 Common          Capital         Retained          Unrealized       Shareholders'
                                                  Stock          Surplus         Earnings          Gain (Loss)          Equity
                                                 ------          -------         --------          -----------      -------------
Balance at December 31, 1994                      4,297        $2,860,297       $2,203,429          $ (9,028)       $ 5,058,995
Net income for the year                            -                 -             679,431              -               679,431
Exercise of stock options                            30            24,970             -                 -                25,000
Retirement of treasury stock                        (42)          (56,241)            -                 -               (56,283)
Cash dividends - $.20 per share                    -                 -             (85,942)             -               (85,942)
Change in unrealized gain (loss) on
    investment securities available
    for sale                                       -                 -                -               20,631             20,631
                                                 ------        ----------       ----------          --------        -----------

Balance at December 31, 1995                      4,285         2,829,026        2,796,918            11,603          5,641,832
Net income for the year                            -                 -             572,777              -               572,777
Exercise of stock options                            65            45,435             -                 -                45,500
Proceeds from issuance of common stock            1,984         2,845,608             -                 -             2,847,592
Cash dividends - $.20 per share                    -                 -             (86,542)             -               (86,542)
Change in unrealized gain (loss) on invest-
    ment securities available for sale             -                 -                -              (19,953)           (19,953)
                                                 ------        ----------       ----------          --------        -----------

Balance at December 31, 1996                      6,334         5,720,069        3,283,153            (8,350)         9,001,206
Net income for the year                            -                 -             700,363              -               700,363
Stock dividend (8,290 shares)                        83           124,267         (124,350)             -
Stock options-tax benefit                          -                 -              19,955              -                19,955
Exercise of stock options                            84            74,934             -                 -                75,018
Proceeds from issuance of common stock -
    nonvoting (33,333 shares)                       333           499,662             -                 -               499,995
Cash dividends - fractional                        -                 -              (2,368)             -                (2,368)
Change in unrealized gain (loss) on invest-
    ment securities available for sale             -                 -                -                7,191              7,191
                                                 ------        ----------       ----------          --------        -----------

Balance at December 31, 1997                     $6,834        $6,418,932       $3,876,753          $ (1,159)       $10,301,360
                                                 ======        ==========       ==========          ========        ===========


                     The accompanying notes are an integral
                           part of these statements.
                                       4

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   ----------

                                                                                    December 31,

                                                                    1997               1996                1995
                                                                    ----               ----                ----
Operating activities:
   Net income                                                  $   700,363        $   572,777          $   679,431
   Adjustments to reconcile net income to net cash
         provided by operating activities:
      Realized net securities (gains)                             (212,866)             -                    -
      Gains on sales of loans                                      (41,641)             -                    -
      Provision for possible loan losses                            72,000             60,000              183,337
      Depreciation and amortization                                715,640            598,541              537,681
      (Increase) decrease in interest receivable and
            other assets                                          (436,096)          (198,513)              47,629
      Increase in interest payable and other liabilities
   Net cash provided by operating activities                       110,797             60,067              321,583
                                                               -----------        -----------          -----------
                                                                   908,197          1,092,872            1,769,661

Investing activities:
   Net decrease in deposits at other banks                       2,449,464          1,943,904            1,272,519
   Purchases of investment securities held to maturity          (2,999,200)        (8,113,716)          (7,947,964)
   Purchases of investment securities available for sale       (22,526,603)        (1,000,000)            (165,857)
   Proceeds from sales of investment
       securities available for sale                             3,817,982          1,000,000            1,000,000
   Proceeds from maturities of investment
       securities held to maturity                               9,000,000          2,426,667           10,000,000
   Purchase of loans                                                 -                  -              (17,319,820)
   Net increase in loans                                          (665,950)        (7,160,981)          (2,506,881)
   Proceeds from sales of loans                                  7,472,785               -                   -
   Purchases of premises and equipment                            (594,382)          (663,912)            (523,054)
   Net cash used in investing activities                       -----------        -----------          -----------
                                                                (4,045,904)       (11,568,038)         (16,191,057)

Financing activities:
   Net (decrease) increase in noninterest bearing demand         1,972,545         (3,728,919)           3,975,713
   Net (decrease) increase in interest bearing
         transaction accounts                                      381,855         (1,581,566)          (2,147,732)
   Net increase (decrease) in savings deposits                   1,769,122          6,849,705           (3,030,972)
   Net increase in time deposits                                   688,258         11,486,161            7,575,007
   Proceeds from common stock issuance                             575,013          2,847,592               25,000
   Payments of cash dividends                                       (2,368)           (86,542)             (85,942)
   Acquisition of common stock                                       -                  -                  (56,283)
                                                               -----------        -----------          -----------
   Net cash provided by financing activities                     5,384,425         15,786,431            6,254,791
                                                               -----------        -----------          -----------
   Increase (decrease) in cash and cash
       equivalents                                               2,246,718          5,311,265           (8,166,605)
   Cash and cash equivalents at beginning of year               16,301,977         10,990,712           19,157,317
                                                               -----------        -----------          -----------
   Cash and cash equivalents at end of year                    $18,548,695        $16,301,977          $10,990,712
                                                               ===========        ===========          ===========


                     The accompanying notes are an integral
                           part of these statements.
                                       5

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    _______

1.       Summary of Significant Accounting Policies:

         Business:

         Harbor Bankshares Corporation (the "Corporation"), is a bank holding company organized under the laws of the State of Maryland in 1992. The Corporation owns all of the outstanding stock of the Harbor Bank of Maryland (the "Bank"), the Corporation's sole subsidiary.

         The Bank is a commercial bank headquartered in Baltimore, Maryland. The deposits of the Bank are insured by the FDIC. The Bank conducts general banking business in six locations and primarily serves the Baltimore, Maryland metropolitan area. The Bank also has a branch in Riverdale, Price George's County, Maryland. It offers checking, savings and time deposits, commercial real estate, personal, home improvement, automobile, and other installment and term loans. The Bank is also a member of a local and national ATM network. The retail nature of the Bank allows for diversification of depositors and borrowers so it is not dependent upon a single or a few customers.

         Basis of Presentation:

         The accompanying consolidated financial statements include the accounts of the Corporation and the Bank and have been prepared in accordance with generally accepted accounting principles. All significant intercompany activity has been eliminated.

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change in the near term relate to the reserve for possible loan losses.

         Investment Securities:

         The Corporation accounts for its investments securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Debt securities that the Corporation has the intent and ability to hold until maturity, are classified as held to maturity and are carried at historical cost adjusted for any amortization of premium or accretion of discount. Trading securities are carried at fair value with unrealized



                                   Continued
                                       6

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    _______

1.       Summary of Significant Accounting Policies, continued:

         Investment Securities, continued:

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

         Loans:

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

         Reserve for Possible Loan Losses:

         The reserve for possible loan losses is established through a provision for loan losses charged to income. Losses are charged against the reserve when management believes that the collectibility of a loan's principal is unlikely. The reserve is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. Evaluations of collectibility take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay.


                                   Continued
                                       7

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    _______


1.       Summary of Significant Accounting Policies, continued:

         Reserve for Possible Loan Losses, continued:

         Effective January 1, 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Under these Statements, reserves for possible loan loss related to impaired loans are required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral for collateral dependent loans.

         Property and Equipment:

         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Maintenance and repairs are charged to operations when incurred, and the cost of improvements is capitalized.

         Goodwill:

         Goodwill represents the premium paid in excess of the fair value of assets and liabilities acquired in branch purchase transactions with the Resolution Trust Corporation (RTC). These premiums are being amortized on a straight line basis over 15 years.

         Income Taxes:

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


                                   Continued
                                       8

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    _______


1.       Summary of Significant Accounting Policies, continued:

         Statements of Cash Flows:

         The Corporation has defined cash and cash equivalents in the statements of cash flows as those amounts included in the consolidated statements of condition captions "cash and due from banks" and "federal funds sold".

         For the years ended December 31, 1997, 1996 and 1995, the Company paid interest of $4,797,212, $4,288,644 and $3,339,027, respectively, and income taxes of $385,910, $410,029 and $443,991, respectively.

         Other Real Estate Owned:

         Other real estate owned represents assets that have been acquired through foreclosure. These assets are recorded on the books of the Corporation at the lower of cost or fair value less estimated costs to dispose.

         Reclassifications:

         Certain prior year amounts have been reclassified to conform to the current year presentation.

         Recently Issued Accounting Guidance:

         In June 1997, the Financial Accounting Standards (FASB) issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." The statement establishes requirements for the disclosure and presentation of comprehensive income and its components in full sets of financial statements. Comprehensive income is defined as transactions and other occurrences which are the result of nonowner changes in equity. Nonowner equity changes, such as unrealized gains or losses on debt securities for example, will be accumulated with net income in determining comprehensive income. This statement will not impact the historical financial results of the Corporation's operations. This statement is effective for years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required.


                                   Continued
                                       9

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    _______



1.       Summary of Significant Accounting Policies, continued:

         Recently Issued Accounting Guidance, continued:

         The FASB also issue Statement of Financial Accounting Standards No. 131 (SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information" during June 1997 which becomes effective for all periods beginning after December 15, 1997. This statement provides standards for reporting information of the operating segments of public businesses in their annual and interim reports to shareholders. SFAS No. 131 requires that selected financial information be provided for segments meeting specific criteria. This statement will not impact the presentation of the Corporation's financial results as no segments meet the specific reporting criteria.

2.       Fair Value of Financial Instruments:

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

                                   Continued
                                       10

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    _______


2.       Fair Value of Financial Instruments, continued:

         Investment Securities:

         The fair values securities are based upon quoted market prices when available. If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments.

         Loans:

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

         Deposits:

         The fair value for demand deposits are, by definition, equal to the amount payable on demand at the reporting date. The carrying amounts for variable rate deposits and fixed-rate certificates of deposit that reprice within one year approximates their fair values at the reporting date. Fair values for longer-term fixed-rate certificates of deposit are estimated using discounted cash flow analysis that applies interest rates currently being offered on certificates.

         Accrued Interest Payable:

         Accrued interest payable includes interest expensed but not yet paid for deposits and notes payable. The carrying amount approximates its fair value.

         Notes Payable:

         Notes payable have interest rates that vary in line with the 5 week U.S. Treasury Bill rate. The carrying amount of the notes payable approximates their fair value.

         Off-Balance Sheet Financial Instruments:

         In the normal course of business, the Corporation makes commitments to extend credit and issues commercial letters of credit. As a result of excessive costs, the Corporation considers estimation of fair values for commitments to extend credit and commercial letters of credit to be impracticable.


                                   Continued
                                       11

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    _______


2.       Fair Value of Financial Instruments, continued:

         Off-Balance Sheet Financial Instruments, continued:

         The carrying values and estimated fair values of the Corporation's financial assets and liabilities are as follows:

                                                    December 31, 1997                    December 31, 1996
                                            -----------------------------------  ----------------------------------
                                                                  Estimated                           Estimated
                                               Carrying             Fair            Carrying            Fair
                                                 Value              Value             Value             Value
                                            ----------------   ----------------  ----------------  ----------------
                                                      (IN THOUSANDS)                      (IN THOUSANDS)
         Financial assets:
          Cash and due from banks             $ 8,629,510         $ 8,629,510      $ 5,372,949       $ 5,372,947
          Federal funds sold                    9,919,185           9,919,185       10,929,028        10,929,028
          Interest bearing deposits
              in other banks                    3,124,365           3,124,365        5,573,829         5,573,829
          Investment securities                29,512,993          29,515,478       16,585,115        16,459,239
          Loans, net of reserves               77,615,622          78,899,783       84,452,816        86,464,868
          Accrued interest
              receivable                        1,198,547           1,198,547          993,481           993,481
         Financial Liabilities:
          Deposits                            118,935,285         119,503,400      114,123,505       116,689,961
          Accrued interest payable                520,830             520,830          520,837           520,837
          Notes payable                         5,795,547           5,795,547        5,795,547         5,795,547

                                   Continued
                                       12

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    _______

3.       Investment Securities:

         The amortized cost and estimated market values of investments securities are as follows:

                                                      Amortized
                                                        Cost                                                      Estimated
                                                                           Cost           Gross                  Market Value
                                              -----------------------    Unrealized      Unrealized       --------------------------
                                                 Debt          Equity      Gains          Losses              Debt          Equity
                                              -----------     -------    ----------     -----------       -----------     ----------
Balance at December 31, 1997
Investment securities available for sale:
  U.S. Treasury and government agencies       $13,912,688     $  -         $  -          $  (1,888)       $13,910,800      $   -
  Other securities                                   -         584,900        -               -                  -          584,900
                                              -----------     --------     -------       ---------        -----------      --------
             Total                            $13,912,688     $584,900     $  -          $  (1,888)       $13,910,800      $584,900
                                              ===========     ========     =======       =========        ===========      ========

Investment securities held to maturity:
  U.S. Treasury and government agencies       $15,017,293     $   -        $ 2,485       $    -           $15,019,778      $   -
                                              -----------     --------     -------       ---------        -----------      --------
             Total                            $15,017,293     $   -        $ 2,485       $    -           $15,019,778      $   -
                                              ===========     ========     =======       =========        ===========      ========

Balance at December 31, 1996
Investment securities available for sale:
  U.S. Treasury and government agencies       $ 1,000,000     $   -        $  -          $ (13,600)       $   986,400      $   -
  Other securities                                   -         583,000        -               -                  -          583,000
                                              -----------     --------     -------       ---------        -----------      --------
             Total                            $ 1,000,000     $583,000     $  -          $ (13,600)       $   986,400      $583,000
                                              ===========     ========     =======       =========        ===========      ========

Investment securities held to maturity:
  U.S. Treasury and government agencies       $15,015,715     $   -        $  -          $(125,876)       $14,889,839      $   -
                                              -----------     --------     -------       ---------        -----------      --------
             Total                            $15,015,715     $   -        $  -          $(125,876)       $14,889,839      $   -
                                              ===========     ========     =======       =========        ===========      ========


                                   Continued
                                       13

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    _______


3.       Investment Securities, continued:

         The amortized cost and estimated market value of debt securities at December 31, 1997 and 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or repay obligations without call or prepayment penalties.

                                                          1997                                 1996
                                                          ----                                 ----
                                               Amortized           Market          Amortized          Market
                                                 Cost              Value              Cost             Value
                                           ------------------ ----------------- -----------------  ----------------
         Debt securities available
             for sale:
            Due in one year or
               less                            $    -             $   -             $     -          $     -
            Due after one year
               through five
               years                             1,000,000            998,949         1,000,000          986,400
            Due after five years through
               ten years                         6,893,169          6,931,777             -                -
            Due after ten years                  6,019,519          5,980,074             -                -
                                               -----------        -----------       -----------      -----------

                      Total                    $13,912,688        $13,910,800       $ 1,000,000      $   986,400
                                               ===========        ===========       ===========      ===========

         Debt securities held to
             maturity:
            Due in one year or
                 less                          $ 2,002,637        $ 2,003,910       $     -          $     -
            Due after one year
                 through five
                 years                          13,014,656         13,015,868        15,015,715       14,889,839
                                               -----------        -----------      ------------      -----------
                      Total                    $15,017,293        $15,019,778       $15,015,715      $14,889,839
                                               ===========        ===========       ===========      ===========


         There were no sales of investment securities during 1996. Proceeds from the sales of available for sale securities during 1997 were $3,817,982, resulting in the realization of gross gains of $212,866.

         Securities with a value of $5,000,000 at December 31, 1997 have been pledged as collateral for a customer's money market deposit account.



                                   Continued
                                       14

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    _______



4.       Loans and Reserve for Possible Loan Losses:

         The composition of loans at December 31 is as follows:

                                              1997                   1996
                                              ----                   ----

         Real estate - mortgage           $65,461,718            $72,183,697
         Commercial                         9,040,363              9,611,937
         Consumer                           2,472,000              2,494,111
         Credit card loans                  1,295,838              1,219,357
                                          -----------            -----------

                                          $78,269,919            $85,509,102
                                          ===========            ===========



         Transactions in the reserve for possible loan losses are summarized as follows:

                                                              1997                  1996                1995
                                                              ----                  ----                ----
         Balance at January 1                              $ 889,391              $816,853          $ 658,387
         Provision charged to operating expense               72,000                60,000            183,337
         Loans charged-off                                  (312,692)              (53,313)           (34,957)
         Recovery on loans previously charged-off              5,599                65,851             10,086
                                                           ---------              --------           --------
         Net loans charged-off                              (307,093)               12,538            (24,871)
                                                           ---------              --------           --------

              Balance at December 31                       $ 654,298              $889,391           $816,853
                                                           =========              ========           ========

         The following is an analysis of interest on non accruing and past due loans:

                                                              1997                 1996                 1995
                                                              ----                 ----                 ----
         Non accruing loans at December 31                $  769,896             $284,295            $   -
         Interest income which would have been
               recognized under original terms                12,751               22,126                -
         Interest income recognized during the
               period                                           -                   2,671                -
         Loans past due 90 days accruing                   1,948,000              276,000             481,000

                                   Continued
                                       15

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    _______



5.       Property and Equipment:

         The major classes of property and equipment at December 31 are summarized as follows:

                                                       1997          1996
                                                       ----          ----

         Furniture, fixtures and equipment           $1,857,118    $1,414,942
         Leasehold improvements                         582,645       441,036
                                                     ----------    ----------
                                                      2,439,763     1,855,978
         Less: Accumulated depreciation and
            amortization                              1,171,594       797,823
                                                     ----------    ----------
              Total                                  $1,268,169    $1,058,155
                                                     ==========    ==========


         Depreciation expense was $384,368, $211,375 and $150,286, for the years ended December 31, 1997, 1996 and 1995, respectively.

         The Bank leases its branch and office facilities. The lease agreements provide for the payment of utilities and taxes by the lessee. Future minimum payments in the aggregate and for each of the five succeeding years under noncancelable operating leases consisted of the following at December 31, 1997:

         1998                           $  388,695
         1999                              372,650
         2000                              272,205
         2001                              242,064
         2002 and thereafter               413,664
                                        ----------
         Total                          $1,689,278

         Total rental expense under operating leases amounted to $376,328, $279,055 and $216,733 in 1997, 1996 and 1995, respectively.

6.       Restrictions On Cash and Due From Banks:

         The Bank is required by the Federal Reserve to maintain a reserve balance based principally on deposit liabilities. The balance maintained is included in cash and due from banks. The reserve balances were kept at the Federal Reserve Bank during 1997.


                                   Continued
                                       16

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    _______


7.       Income Tax:

         The Corporation's provision for income taxes for the years ended December 31, is summarized as follows:

                                                1997         1996       1995
                                                ----         ----       ----
         Taxes currently payable              $246,396    $369,330    $504,849
         Deferred taxes (benefit)              154,752      21,371     (54,045)
                                              --------    --------    --------
         Income tax expense for the year      $401,148    $390,701    $450,804
                                              ========    ========    ========

         A reconciliation between the total income tax expense and the income tax expense computed by applying the statutory Federal income tax rate to earnings before income taxes is as follows:

                                                       1997            1996          1995
                                                       ----            ----          ----
         Income before income taxes                 $1,101,511       $963,478    $1,130,235
         Statutory income tax rate                          34%            34%           34%
                                                    ----------        -------    ----------
         Income tax at statutory rate                  374,513        327,583       384,280
         State franchise tax, net of federal tax
               benefit                                  24,334         67,443        73,903
         Other                                           2,301         (4,325)       (7,379)
                                                    ----------       --------    ----------
         Income tax expense for the year            $  401,148       $390,701    $  450,804
                                                    ==========       ========    ==========


         Significant components of the Corporation's deferred tax liabilities and assets are as follows:

                                                      1997             1996
                                                      ----             ----
         Deferred tax liabilities:
           Deferred loan origination fees          $ (83,040)       $ (77,172)
           Prepaid expenses                          (28,308)         (18,490)
           Mortgage servicing rights                 (33,045)            -
           Other                                     (12,260)         (12,260)
                                                   ---------        ---------
         Total deferred tax liabilities             (156,653)        (107,922)

         Deferred tax assets:
           Loan loss reserve                         216,048          288,371
           Depreciation                                5,599           39,157
           Unrealized loss on investment
               securities available for sale             729            5,252
           Other                                       6,793            6,793
                                                  ----------        ---------
         Total deferred tax assets                   229,169          339,573
                                                  ----------        ---------
         Net deferred tax asset                   $   72,516        $ 231,651
                                                  ==========        =========


         No valuation allowance was recorded for the deferred tax assets at December 31, 1997 or 1996.


                                   Continued
                                       17

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    _______



8.       Notes Payable:

         Notes payable consists of two notes totaling $5,795,547 which are payable to the Resolution Trust Corporation on June 10, 1999. The notes each have a term of five years and have interest rates indexed to the 13 week U.S. Treasury Bill rate. At December 31, 1997 and 1996 the interest rate on the notes was 5.19% and 5.18%, respectively. Interest payments are made quarterly. No principal repayments are required prior to maturity. These loans were made by the Resolution Trust Corporation to assist the Corporation in financing the branch acquisitions.

9.       Stock Option Plan:

         Under the 1992 Stock Option Plan, the Corporation has reserved 30,000 shares of common stock for options granted or available for grant to certain directors and officers. Options granted under this plan become exercisable at date of grant and expire ten years after the date of grant.

         In September 1995, the Corporation adopted the 1995 Director Stock Option Plan for certain directors and officers. Under the plan, directors and officers may be granted options to purchase 44,579 shares of the Bank's outstanding common stock. Options granted under this plan become exercisable one year from the date of grant and expire ten years after the date of grant.

         Stock option transactions, adjusted for stock dividends, under the Plans were as follows:

                                                          Year Ended December 31
                                                  1997        1996        1995
                                                  ----        ----        ----
         Options outstanding at beginning
            of year                              62,311      68,897      27,358
         Options granted at $14.80 per share       -           -         44,579
         Options exercised at $6.57 to
            $14.80 per share                     (8,406)     (6,586)     (3,040)
                                                 ------      ------      ------
         Options outstanding at end of year      53,905      62,311      68,897
                                                 ======      ======      ======
         Options exercisable at December 31
            at $8.22 to $14.80 per share         53,905
                                                 ======
         Options available for granting
            under the Plan                       28,175
                                                 ======

                                   Continued
                                       18

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    _______


9.       Stock Option Plan, continued:

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which defines a fair-value based method of accounting for stock options granted to employees.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Corporation had accounted for its employee stock options under the minimum value method. The minimum value for these options was estimated at the date of grant by calculating the excess of the fair value of the stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free interest rate, over the expected life of the option. The following weighted average assumptions were used for 1996 and 1995: risk-free interest rate of 6%, weighted average expected life of the options of 5 years; and 1.33% dividend yield. No options were granted or vested in 1997.

         For purpose of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS No. 123 for pro forma disclosure in the current year are not necessarily representative of the effects on proforma net income for future years.

         Options under the Plans are granted with an exercise price equal to the fair value of the shares of the date of grant. As allowed by SFAS No. 123, the Bank has elected to continue applying Accounting Principals Board Opinion No. 25. Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined consistent with SFAS No. 123, the Corporation's net income and earnings per share on a pro forma basis in 1996 and 1995 would have been as set out below follows:

                                                 1996              1995
                                                 ----              ----

Pro forma net income                           $513,140           $651,077
Pro forma basic earnings per share             $   0.96           $   1.49
Pro forma diluted earnings per share           $   0.87           $   1.39


                                   Continued
                                       19

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    _______


10.      Concentrations of Credit Risk:

         Real estate mortgages comprise $65,461,718 and $72,183,679 of the total loan portfolio at December 31, 1997 and 1996, respectively. Substantially all loans are collateralized by real property and or other assets.

11.      Loans to Related Parties:

         The Bank has granted loans to certain officers and directors of the Bank and their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $3,408,361 and $3,705,346 at December 31, 1997 and 1996, respectively.
         During 1997, $1,409,274 of new loans were made while repayments totaled $1,706,259.

12.      Financial Arrangements with Off-Balance-Sheet Risk:

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

         Financial arrangements whose contract amount involve credit risk at December 31 are as follows:

                                                           1997          1996
                                                           ----          ----
         Unused commitments to extend credit:
           Revolving lines of credit                    $  647,809    $  705,336
           Credit card lines                               972,330     1,191,599
           Commercial real estate and construction       2,073,000     2,810,000
           Other unused commitments                      6,735,000     5,359,000
         Commercial letters of credit                      456,319       360,319


         Management conducts regular reviews of the above credit arrangements on an individual customer basis, and the results are considered in assessing the adequacy of the Bank's allowance for possible loan losses.


                                   Continued
                                       20

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    _______


13.      Contingent Liabilities:

         The Corporation and its subsidiary at times, and in the ordinary course of business, are subject to legal actions. Management does not believe the outcome of such matters will have a material adverse effect on the financial condition, results of operations, or cash flows of the Corporation.

14.      Stockholders' Equity:

         The Bank is subject to various regulatory capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate mandatory, and possible additional discretionary, actions by regulators, that if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets as defined in the regulations. Management believes that at December 31, 1997 and 1996, the Bank meet all capital adequacy requirement to which it is subject.

         At December 31, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There were no conditions or events since that notification that management believes have changed the Bank's category.


                                   Continued
                                       21

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    _______


14.      Stockholders' Equity, continued:

         The Bank's actual capital amounts and ratios as compared to capital requirements are presented in the following table.

                                                                                                  To Be Well
                                                                                              Capitalized Under
                                                                          For Capital         Prompt Corrective
                                                     Actual            Adequacy Purposes      Action Provisions
                                              ---------------------  ----------------------  ---------------------
                                                                      Minimum    Required     Minimum    Required
                                               Amount      Ratio      Amount       Ratio      Amount      Ratio
                                              ---------- ----------  ----------  ----------  ----------  ---------
         As of December 31, 1997:
          Total Capital (to risk-weighted
            total assets)                      $12,812    18.04%      $5,682       8.0%       $7,103      10.0%
              Harbor Bank of Maryland

         Tier 1 capital (to risk weighted
            assets)                             12,162    17.12%       2,841       4.0%        4,262       6.0%
              Harbor Bank of Maryland

         Tier 1 capital (to average assets)
             Harbor Bank of Maryland            12,162     9.28%       5,244       4.0%        6,545       5.0%

         As of December 31, 1996:
          Total Capital (to risk-weighted
            total assets)                      $11,209    17.00%      $5,275       8.0%       $6,594      10.0%
              Harbor Bank of Maryland

         Tier 1 capital (to risk weighted
           assets)                              10,384    15.75%       2,638       4.0%        6,956       6.0%
              Harbor Bank of Maryland

         Tier 1 capital (to average assets)
             Harbor Bank of Maryland            10,384     8.93%       4,652       4.0%        5,816       5.0%


         Risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million in assets, the guidelines will be applied on a bank-only basis. As Harbor Bankshares Corporation had total consolidated assets of $136 million and $130 million at December 31, 1997 and 1996, respectively, only the capital ratios of the Bank are disclosed above.

         The ability of the Corporation to pay dividends is limited by the level of dividends which can be paid by the Bank. The ability of the Bank to pay dividends is limited by the provisions of Maryland law, which requires the maintenance of a capital surplus account equal to the par value of the outstanding common stock.

         The Bank may make dividend distributions to the Corporation up to 100% of its net income in the calendar year. At December 31, 1997, the total allowable dividend distributions was $951,592.


                                   Continued
                                       22

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    _______


15.      Earnings Per Share:

         The Corporation adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") on December 31, 1997. SFAS No. 128 requires the Corporation to change the method of computing, presenting and disclosing earnings per share information. Accordingly, all prior period data presented has been restated to conform to the provisions of SFAS No. 128. Under the revised provisions of the new standard, primary earnings per share has been replaced with basic earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of potentially dilutive transactions or conversions. Additionally, under the standard, diluted earnings per share replaces fully diluted earnings per share from prior years. This computation reflects the potential dilution of earnings per share under the treasury stock method which could occur if contracts to issue common stock were exercised, such as stock options, and shared in corporate earnings.

         The following table presents a summary of per share data and amounts for the periods indicated:

          Year ended      Qualifying       Basic EPS       Basic          Dilutive     Diluted EPS     Diluted
          December 31,    Net Income         Shares         EPS            Shares        Shares          EPS
          ------------    ----------       ---------       -----          --------     -----------     -------
             1995           $679,431        437,694        $1.55           31,262        468,956        $1.45
             1996            572,777        535,335         1.07           56,122        591,457         0.97
             1997            700,363        656,103         1.07           49,189        705,292         0.99


                                   Continued
                                       23

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    _______


16.      Parent Company Only Financial Statements:

                       CONDENSED STATEMENTS OF CONDITION

                                                             December 31,
                                                          1997          1996
                                                          ----          ----
         Assets:
           Investment in bank subsidiary              $15,388,834   $14,537,615
           Other                                          781,040       334,807
                                                      -----------   -----------
         Total assets                                 $16,169,874   $14,872,422
                                                      ===========   ===========

         Liabilities and shareholders' equity
         Liabilities:
           Notes payable                              $ 5,795,547   $ 5,795,547
           Other                                           72,967        75,669
                                                      -----------   -----------
         Total liabilities                              5,868,514     5,871,216

         Shareholders' equity                          10,301,360     9,001,206
                                                      -----------   -----------
         Total liabilities and
             shareholders' equity                     $16,169,874   $14,872,422
                                                      ===========   ===========



                         CONDENSED STATEMENTS OF INCOME

                                                  Years Ended December 31,
                                                1997         1996        1995
                                                ----         ----        ----
         Dividend from subsidiary            $ 311,991     $395,747   $ 420,720
         Interest expense                     (309,623)    (309,205)   (334,778)
         Income tax benefit                    105,271      105,138     113,824
         Equity in undistributed income
            of subsidiary                      592,724      381,097     479,665
                                             ---------     --------   ---------
         Net income                          $ 700,363     $572,777   $ 679,431
                                             =========     ========   =========

                                   Continued
                                       24

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    _______

16.  Parent Company Only Financial Statements, continued:

                       CONDENSED STATEMENTS OF CASH FLOW

                                                                                Years Ended December 31,
                                                                      1997               1996             1995
                                                                      ----               ----             ----
         Operating activities:
            Net income                                             $ 700,363         $   572,777        $ 679,431
            Adjustment to reconcile net income to net
                  cash provided by operating activities:
               Change in other assets and liabilities, net          (105,271)           (105,138)         (57,541)
               Equity in undistributed income of
                     subsidiary                                     (592,724)           (381,097)        (479,665)
                                                                   ---------         -----------        ---------
            Net cash provided by operating activities                  2,368              86,542          142,225
                                                                   ---------         -----------        ---------
         Investing activities:
            Investment in subsidiary                                (813,979)         (2,920,929)         (25,000)
                                                                   ---------         -----------        ---------
            Net cash used in investing activities                   (813,979)         (2,920,929)         (25,000)
                                                                   ---------         -----------        ---------
         Financing activities:
            Acquisition of treasury stock                               -                   -             (56,283)
            Proceeds from common stock issuance                      575,013           2,920,929           25,000
            Cash dividends                                            (2,368)            (86,542)         (85,942)
            Receivable from Subsidiary                               238,966                -                -
                                                                   ---------         -----------        ---------
            Net cash provided by (used in) financing
                  activities                                         811,611           2,834,387         (117,225)
                                                                   ---------         -----------        ---------
            Change in cash and cash equivalents                         -                   -                -
            Cash and cash equivalents at beginning of year              -                   -                -
                                                                   ---------         -----------        ---------
            Cash and cash equivalents at end of year               $    -            $      -           $    -
                                                                   =========         ===========        =========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                           CORPORATE FINANCIAL REVIEW

OVERVIEW

         The expansion of Harbor Bankshares Corporation continued in 1997 through its subsidiary, The Harbor Bank of Maryland. During May 1997, a de-novo branch was opened in the East area of the city (Inner Harbor) creating a new market for the Bank.

         Also during 1997, an expansion of the Mortgage lending area took place, this expansion, has allowed the Corporation through its subsidiary, to offer additional mortgage products and to reach different markets. These Products include programs to develop home ownership by residents in low income areas in partnership with the Federal National Mortgage Association (FNMA). This partnership has resulted in an additional investment in the Corporation of $500 thousand from the FNMA foundation in order to finance these programs.

         Net earnings for Harbor Bankshares Corporation, were $700 thousand for 1997, compared to $573 thousand for 1996, an increase of $127 thousand or 22.2%. The Corporation's subsidiary, the Harbor Bank of Maryland, achieved earnings of $905 thousand in 1997, with a Return on Average Assets of .69%.

         The Corporation's Return on Average Assets (ROAA) was .53%, compared to .49% earned during 1996, reflecting the cost of the expansions during both years. Return on Average Equity (ROAE) was 7.3% for 1997 compared to 7.9% for 1996.

NET INTEREST INCOME

         Net Interest Income is the difference between interest income and related fees on earning assets and the interest expense incurred on deposits and other borrowings. Net Interest Income continued to be the Corporation's main source of earnings. Net Interest Income increased to $5.5 million in 1997 from $5.1 million in 1996.

         Total interest income increased by $1.0 million or 10.9% to $10.3 million for 1997 when compared to the $9.3 million earned during 1996. A growth in total average earning assets of 11.9% mainly in the investment portfolio and Federal funds sold were the main reasons for the increase.

         Total interest expense increased by $627 thousand or 15.0% to $4.8 million in 1997 from $4.2 million in 1996. This increase was mainly due to the growth in interest bearing time deposits. The growth in the deposit area is reflected in the increase of the investment portfolio and federal funds sold.

         Net interest margin for 1997 was 4.71% compared to 4.59% for 1996.

         The following table compares the components of the net interest margin and the changes occuring in those components from 1997 to 1996.

                              NET INTEREST MARGIN
                         (AS PERCENT OF EARNING ASSETS)

                                             1997     1996    BASIS POINT CHANGE
                                             ----     ----    ------------------

Yield on earning assets                      8.68%    8.75%         (.07%)
Rate paid on interest bearing liabilities    4.34%    4.55%          .12%
Net benefit of non-interest bearing funds     .37%     .39%         (.02%)
Average Cost of funds                        3.97%    4.16%          .14%
Net Interest Margin                          4.71%    4.59%         (.25%)

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $72 thousand for 1997, an increase of $12 thousand from the $60 thousand provided in 1996. The reserve level is monitored closely by management on a quarterly basis based on charge-off experience and analysis of the past due and non-performing loans. The reserve level as of December 31, 1997 is considered adequate. The Corporation maintains a highly collateralized loan portfolio consisting mainly of residential and commercial mortgage loans, charge-offs increased from $53 thousand in 1996 to $313 thousand in 1997. Recoveries totaled $6 thousand for 1997. The ratio of the loan loss reserve to outstanding loans was .84% for 1997 and 1.04% for 1996.

OTHER OPERATING INCOME

         Non-interest income increased by $681 thousand or 89.6% to $1.4 million in 1997. ATM fees were $299 thousand for 1997 compared to $25 thousand in 1996, representing 20.7% of total operating income. Also included in the 1997 non-interest income were $41 thousand of gain on sale of loans, $213 thousand of gain on securities sales and $90 thousand of originated servicing rights. The 1996 non-interest income did not include any income derived from the above listed categories.

OTHER OPERATING EXPENSES

         Non-interest expenses, at $5.8 million in 1997, increased by $928 thousand or 18.9% when compared to $4.9 million in 1996. Salaries and benefits increased to $2.6 million in 1997 from $2.2 million in 1996. The increase was due to additional staff salary increases and benefit costs. Other expenses increased by $469 thousand or 17.0%. This increase includes the operating cost of a new branch facility which opened during May , 1997. Cost such as equipment, data processing fees, legal cost, etc., also contributed to the increase. Goodwill amortization of $331 thousand in 1997, remained the same as 1996. The FDIC insurance cost at $35 thousand for 1997, reflected a lower premium when compared to 1996 which included a one time fee of $235 thousand due to the recapitalization of the SAIF fund.

APPLICABLE INCOME TAXES

         Applicable income taxes includes current and deferred portions which are detailed in Note 8 of the audited consolidated financial statements. At $401 thousand, taxes represented 36.4% of income before taxes for 1997 and $391 thousand or 40.5% for 1995.

CREDIT RISK ANALYSIS

         The Corporation, through its subsidiary, The Harbor Bank of Maryland, has in place credit policies and procedures designed to control and monitor credit risk. Credit analysis and loan review functions have provided a check and balance system for assessing initial and ongoing risk associated with the lending process.

         Non-performing loans, comprised of non-accruing loans and accruing loans 90 days or more past due, were $2.7 million or 3.5% of gross loans outstanding at the end of 1997. This compares with $559 thousand or .65% of gross loans outstanding at the end of 1996.

         The reserve for possible loan losses decreased from $889 thousand at the end of 1996 to $654 thousand at the end of 1997. As of year end, the reserve represented .84% of gross loans outstanding. Based on quarterly analyses conducted throughout the year, this reserve is considered adequate by management.

ASSET AND LIABILITY MANAGEMENT

         INTRODUCTION

                  The Investment Committee of the Corporation reviews policies regarding the sources and uses of funds, maturity distribution, and associated interest rate sensitivities. This effort is aimed at minimizing risks associated with fluctuating interest rates, as well as maintaining sufficient liquidity.

         LIQUIDITY

                  Liquidity describes the ability of the Corporation to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Corporation, as well as to meet current and planned expenditures. The Corporation through the Bank, is required to maintain adequate sources of cash in order to meet its financial commitments in an organized manner without incurring substantial losses. These commitments relates principally to changes in the Bank's deposit base through withdrawals and changes in funds required to meet normal and seasonal loan demands. The Bank, and thereby the Corporation, derives liquidity through the maturity distribution of the investment portfolio, loan repayments and income from earning assets. The Bank maintains a portion of its investment portfolio as a liquidity reserve which can be converted to cash on an immediate basis with minimal loss.

                  The Bank has also established secured lines of credit with the FHLB as an additional source of liquidity. Collateral must be pledged to the FHLB before advances can be obtained. At December 31, 1997, The Corporation had sufficient collateral in order to borrow up to an aggregate of $13.0 million from the FHLB under the established lines of credit, if necessary. Liquidity is also provided through the Corporation's portfolio of liquid assets, consisting of cash and due from banks, interest-bearing deposits in other banks and investment securities available for sale. Such assets totaled $33.0 million or 24.3% of total assets at December 31, 1997.

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

                  For the year ended December 31, 1997, net cash provided by operating activities totaled $900 thousand. Net cash used in investing for the same period totaled $4.0 million resulting primarily from the purchases of securities totaling $25.5 million offset by the maturities of investments and interest bearing deposits in other banks totaling $12.8 million and proceeds from the sale of loans of $7.5 million.. Purchases of premises and equipment totaled $594 thousand. Net cash provided by financing activities for the year ended December 31, 1997 totaled $5.3 million resulting primarily from a net increase in deposits of $5.2 million and net proceeds from the sale of non-voting common stock of $500 thousand.

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

         One measure of interest rate sensitivity is the difference between interest sensitive assets and interest sensitive liabilities, called the "interest sensitivity gap." The following table shows an analysis of the Corporation's cumulative interest sensitivity gap position. In those time frames where the interest sensitive gap is negative, a decline in interest rates will improve the interest margins. For those periods where the interest sensitivity gap is positive, the net interest margins should improve as interest rates rise.

                       CUMULATIVE INTEREST SENSITIVE GAP

                                                  REPRICING OR MATURITY
                                            ---------------------------------
      DECEMBER 31, 1997 (IN MILLIONS)       3 MONTHS      6 MONTHS     1 YEAR
      -------------------------------       --------      --------     ------

      Interest sensitive assets                $ 47         $ 51         $ 63
      Interest sensitive liabilities             41           49            57
                                               ----         ----         -----
      Interest sensitivity gap                 $  6         $  2         $   6
                                               ====         ====         =====
      Gap to total assets                       4.7%         1.5%          4.8%



LONG AND SHORT TERM BORROWINGS

         During 1994 the Corporation borrowed from the Resolution Trust Corporation $5.8 million to invest as tier one capital in its subsidiary, The Harbor Bank of Maryland. This borrowing was necessary to maintain adequate capital levels due to the growth achieved through the purchase of three (3) branches from the Resolution Trust Corporation. These borrowings require quarterly interest payments based on Treasury bill rates and a principal payment at the end of the fifth year. Principal payments can be made at any time before the end of the term. The interest paid on the debt for 1997 was $310 thousand. There were no short term borrowings during 1997.

CAPITAL RESOURCES

         Shareholders' equity grew by $1.3 million or 14.4% to $10.3 million. This increase was mainly due to the retained earnings of the Corporation and the sale of 33,333 shares of common non-voting stock with proceeds of $500 thousand. Shareholder's equity was 7.6% of total assets as of the year end. The Tier 1 capital ratio of the Harbor Bank of Maryland as of December 31, 1997 was 9.21%, and the risk based capital ratio was 18.04%. Both ratios were above the minimum requirements established by regulators which were 4.0% for tier 1 capital and 8.0% for total risk based capital. The book value of each share of common stock rose from $14.21 at the end of 1996 to $15.07 at the end of 1997.

CHANGES IN FINANCIAL POSITION

         The Corporation through its subsidiary, The Harbor Bank of Maryland, continued its growth during 1997. A de-novo branch was opened during May, 1997 in the East side of Baltimore as well as the establishment of a Mortgage Division.

         Assets grew by $6.2 million or 4.8% to $135.9 million from $129.7 million in 1996. Deposits increased by $4.8 million to $118.9 million or 4.2% from $114.1 million in 1996 and net loans decreased by $6.8 million to $77.6 million or 8.1% compared to $84.4 million in 1996. The sale of approximately $1.8 million of real estate loans and the conversion of $5.6 million of these loans into FNMA Mortgage back securities were the reason for the decrease.

         The Corporation plans to continue its expansion through marketing efforts by its management and board of directors.

         Deposit growth provided the major source of additional funds. Use of these funds was reflected in the growth of the investment portfolio.

FINANCIAL ANALYSIS - 1996 AND 1995

         Net income for 1996 increased by $300 thousand or 6.1% to $5.2 million due to the growth in the loan and investment areas. Average earning assets increased by 8.8%, mainly in the loan portfolio. The increased net interest income during 1996, when compared to 1995, was mainly due to the effect of increased balances in earning assets.

         During 1996, the provision for possible loan losses increased by $72 thousand or 8.8%. The increase in 1996 reflects the build up of the reserves during that year.

         Non-interest income increased by $124 thousand or 19.6% during 1996 when compared to 1995. Increased fees and service charges contributed to the variance.

         Non-interest expenses, at $4.9 million in 1996, increased by 17.5% when compared to $4.2 million in 1995. Salaries and benefit expenses increased to $2.2 million in 1996 from $1.9 million in 1995. The increase was caused by additional staff, salary increases and benefit costs. Other expenses increased by $481 thousand or 21.1%. The one time $235,000 FDIC assessment caused the majority of the increase in other operating expenses. Costs such as, occupancy, legal, and data processing fees due to higher account activity also contributed to the increase in other operating expenses.

         At $391 thousand, taxes represented 40.5% of income before taxes for 1996 and $451 thousand or 39.9% for 1995.

         Deposits grew by $13.0 million or 9.3%, and investment securities increased by $3.7 million or 20.3%. Both of these asset categories were the main user of the source of funds provided by the deposit growth.

         Shareholders' Equity grew by $3.4 million or 59.9% due to a stock offering during June 1996 and retained earnings.

         The Tier 1 capital ratio as of December 31, 1996 was 15.75%, and the risk based capital ratio was 17.0%; both were well above minimum regulatory requirements.

OTHER INFORMATION

         During June 1997, the Financial Accounting Standards Board ("FASB") issued statement 130 "Reporting Comprehensive Income." The statement establishes standards for disclosing comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

         During June 1997, the Financial Accounting Standards Board ("FASB") issued statement 131 "Disclosure about Segments of an Enterprise and Related information." This Statement establishes standards for disclosing information about operating segments in financial statements. Operating segments are components of a business about which separate financial information is available that is evaluated by management in deciding how to allocate resources and in assessing performance. For year-end disclosure, this Statement is effective for fiscal years beginning after December 15, 1997. Management has not determined yet whether additional disclosure will be necessary under the requirements of SFAS No. 131.

         The Corporation continues with its plans for expansion for 1998. Presently several branch sites are being evaluated in order to expand the service area to other locations in Baltimore City and Prince George's County, Maryland.

                  CONSOLIDATED FIVE-YEAR FINANCIAL HIGHLIGHTS

                  HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

(In thousands, except per share data)    1997             1996              1995             1994              1993
                                         ----             ----              ----             ----              ----
BALANCE SHEET DATA

Total Assets                           $ 135,874        $ 129,651         $ 113,316        $ 106,069        $ 61,741

Deposits                                 118,935          114,124           101,098           94,726          56,868

Total Net Loans                           77,616           84,453            77,292           57,643          35,653

Total Shareholders' Equity                10,301            9,001             5,641            5,059           4,479


OPERATING DATA (FOR THE FULL YEAR)

Interest Income                        $  10,369        $   9,345         $   8,490        $   6,537        $  4,369

Interest Expense                           4,797            4,170             3,631            2,526           1,659
                                       ---------        ---------         ---------        ---------        --------

Net Interest Income                    $   5,572        $   5,175         $   4,859        $   4,011        $  2,710

Provision for Loan Losses                     72               60               183              248              96

Other Operating Income                     1,441              760               635              786             515

Other Operating Expenses                   5,840            4,912             4,181            3,554           2,343
                                       ---------        ---------         ---------        ---------        --------

Income Before Taxes                    $   1,101        $     963         $  1,130         $     995        $    786

Income Taxes                                 401              390               451              370             311
                                       ---------        ---------         ---------        ---------       ---------

Net Income                             $     700        $     573         $     679        $     625        $    475
                                       =========        =========         =========        =========        ========



PER SHARE DATA

Net Income                             $    1.07        $    1.07         $    1.55        $    1.43        $   1.09

Dividend                               $     .20        $     .20         $     .20        $     .14        $    .10

Book Value                             $   15.07        $   14.21         $   13.17        $   11.77        $  10.51

                         HARBOR BANKSHARES CORPORATION

                SUPPLEMENT TO 1997 ANNUAL REPORT TO STOCKHOLDERS

BOARD OF DIRECTORS
Joseph Haskins, Jr.                         Chairman, President and Chief Executive Officer
J.P. Blase Cooke                            President/Harkins Builders, Inc.
James H. DeGraffenreidt, Jr.                President/Washington Gas
Stephen A. Geppi                            President and C.E.O./Diamond Comic Distributors, Inc.
Joe Louis Gladney                           President/Gladney Transportation and Oil Company
Louis J. Grasmick                           President and C.E.O./Louis J. Grasmick Lumber Co., Inc.
Nathaniel Higgs, Th.B., D.D.                Pastor/Southern Baptist Church
Delores G. Kelley, Ph.D.                    Senator/Maryland State Senate
Erich March                                 Vice President/William C. March Funeral Home
John Paterakis                              President and Chief Executive Officer/H&S Bakery
Edward St. John                             President and Chief Executive Officer/MIE Investment Co.
Stanley W. Tucker                           Managing General Partner, MMG Ventures, L.P.

EXECUTIVE OFFICERS

Joseph Haskins, Jr.                         Chairman, President and C.E.O./Corporation and Bank
John Paterakis                              Chairman, Executive Committee/Corporation and Bank
Teodoro J. Hernandez                        Treasurer/Corporation - Vice President and Cashier/Bank
George F. Vaeth, Jr.                        Secretary/Corporation and Bank

ADVISORY BOARD

Henry Baines                                President/Stop, Shop and Save
Kenneth Banks                               President/Banks Contracting Co., Inc.
Floyd Grayson                               President and Owner/Grayson Homes, Inc.
Robert L. Haynes                            Pastor/New Pleasant Grove Missionary Baptist Church
Walter W. Hill, Jr.                         Vice President/ECS Technologies, Inc.
Joshua Matthews                             President/JCM Systems, Inc.
Marilyn M. Rawlings                         President/Cameo Electronics Company, Inc.
Robert L. Serio                             Vice President/Frank A. Serio & Sons, Inc.
Charles M. Solomon, CPA                     President and Owner/Charles M. Solomon, P,.A.
Walter Thomas                               Pastor/New Psalmist Church
William Villanueva                          Vice President/M&W Medical Equipment
James Watkins, (Col.)                       President/Watkins Security Agency
Kenneth O. Wilson                           President and Owner/Inner Harbor Marina

SHAREHOLDER INFORMATION

         MARKET SUMMARY OF STOCK

         Harbor Bankshares Corporation is traded privately and is not listed by any exchange. During 1997 and 1996, there was little trading activity in the stock. The bid and ask prices during 1997 varied from $13.00 to $17.00 per share. During 1996 the bid and ask price was $15.00 per share. At December 31, 1997 the Corporation had 745 common stockholders of record.

         CASH DIVIDENDS

         Harbor Bankshares Corporation paid a stock dividend equivalent to $.20 per share during the first quarter of 1997. During 1996 The Corporation paid cash dividends of $.20 per share during the first quarter of 1996.

         TRANSFER AGENT AND REGISTRAR

                                       American Stock Transfer and Trust Company
                                       40 Wall Street
                                       New York, New York 10005
                                       (210) 936-5100

         SEC FORM 10-KSB

         The Corporation files an Annual Report on Form 10-KSB with the Securities and Exchange Commission. A copy of this report will be sent without charge to any shareholder who submits a request in writing to:

                                       Teodoro J. Hernandez, Treasurer
                                       Harbor Bankshares Corporation
                                       25 W. Fayette Street
                                       Baltimore, Maryland 21201

         This report also includes exhibits, a copy of which the Corporation will furnish its shareholders upon payment or a reasonable fee.