Form 10QSB
period 1998-03-31
HARBOR BANKSHARES CORP
filed 1998-05-15
CIK 889608

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 ----------------------------------------------

For quarter ended MARCH 31, 1998
                  --------------

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

COMMON STOCK, NON-VOTING, $.01 PAR VALUE - 33,333 SHARES AS OF MARCH 31, 1998. COMMON STOCK, $.01 PAR VALUE -- 653,204 SHARES AS OF MARCH 31, 1998

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

                                     INDEX

PART I    FINANCIAL INFORMATION

          ITEM 1    Financial Statements

                    Consolidated Statements of Condition - March 31, 1998 (Unaudited) and December 31, 1997

                    Consolidated Statements of Income (Unaudited) Three months Ended March 31,1998 and 1997

                    Consolidated Statement of Cash Flows (Unaudited) - Three months Ended March 31,1998 and 1997

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

SIGNATURES

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                              MARCH 31                 DEC 31
                                                                                1998                    1997
                                                                              --------                 ------
                                                                                        (UNAUDITED)
                                                                                   DOLLARS IN THOUSANDS
ASSETS
Cash and Due from Banks                                                $         5,315          $          8,630
Interest Bearing Deposits in Other Banks                                         2,531                     3,124
Investment Securities:
         Held to maturity (market values of  $11,029
         as of 3/31/98 and $15,020 as of 12/31/97)                              11,016                    15,017
         Available for Sale                                                     23,434                    14,496
                                                                               -------                   -------
                  Total Investment Securities                                   34,450                    29,513
Federal Funds Sold                                                              13,579                     9,919
Loans                                                                           76,659                    78,446
Unearned Income                                                                   (176)                     (176)
Reserve for Possible Loan Losses                                                  (698)                     (654)
                                                                               -------                   -------
                  Net Loans                                                     75,785                    77,616
Property and Equipment - Net                                                     1,206                     1,268
Goodwill                                                                         3,748                     3,831
Accrued Interest Receivable and Other Assets                                     2,257                     1,973
                                                                               -------                   -------
                  TOTAL ASSETS                                         $       138,871          $        135,874
                                                                               -------                   -------
LIABILITIES
Deposits:
         Non-Interest Bearing Demand                                   $        11,214          $         10,926
         Interest Bearing Transaction Accounts                                  16,871                    14,137
         Savings                                                                43,075                    42,759
         Time, $100,000 or more                                                 21,106                    20,947
         Other Time                                                             29,859                    30,166
                                                                               -------                   -------
                  Total Deposits                                               122,125                   118,935
Accrued Interest and Other Liabilities                                             670                       842
Notes Payable                                                                    5,796                     5,796
                                                                               -------                   -------
                  TOTAL LIABILITIES                                            128,591                   125,573
SHAREHOLDERS' EQUITY
Common stock, non voting, - par value $.01 per share:
Authorized 10,000,000 shares; 653,204 of common voting
and 33,333 of common non-voting issued and outstanding
at 3/31/98 and 641,731 at 12/31/97.                                                  7                         7
Capital Surplus                                                                  6,443                     6,419
Retained Earnings                                                                3,854                     3,876
Net accumulated other comprehensive Income                                         (24)                       (1)
                                                                               -------                   -------
         TOTAL SHAREHOLDERS' EQUITY                                             10,280                    10,301
                                                                               -------                   -------
         TOTAL LIABILITIES & SHAREHOLDERS'
         EQUITY                                                        $       138,871          $        135,874
                                                                               -------                   -------

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

                                         CONSOLIDATED STATEMENTS OF INCOME

                                                                                     Three Months Ended
                                                                                           March 31
                                                                                1998                    1997
                                                                                ----                    ----
                                                                                         (Unaudited)
                                                                                        In Thousands
                                                                                    Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                                             $        1,815            $        2,011
Interest on Investment Securities (Taxable)                                       539                       288
Interest on Deposits in Other Banks                                                40                        72
                                                                               ------                    ------
                                                                       $        2,394            $        2,371
Interest on Federal Funds Sold                                                    164                       121
                                                                               ------                    ------
         TOTAL INTEREST INCOME                                                  2,558                     2,492
INTEREST EXPENSE
Interest on Deposits
         Savings                                                                  350                       325
         Interest Bearing Transaction Accounts                                     89                        84
         Time $100,000 or More                                                    261                       241
         Other Time                                                               413                       421
         Interest on Notes Payable                                                 78                        76
                                                                               ------                    ------
TOTAL INTEREST EXPENSE                                                          1,191                     1,147
                                                                               ------                    ------
NET INTEREST INCOME                                                             1,367                     1,345
         Provision for Possible Loan Losses                                        38                        18
                                                                               ------                    ------
NET INTEREST INCOME AFTER
PROVISION FOR POSSIBLE LOAN LOSSES                                              1,329                     1,327
OTHER OPERATING INCOME
         Service Charges on Deposit Accounts                                      149                       135
         Other Income                                                             188                       201
                                                                               ------                    ------
                                                                                  337                       336
OTHER OPERATING EXPENSES
         Salaries and Employee Benefits                                           649                       598
         Occupancy Expense of Premises                                            176                       158
         Equipment Expense                                                        101                        82
         Data Processing Expense                                                  149                       132
         Deposit Assessments and Related Fees                                       9                         8
         Goodwill Amortization                                                     83                        83
         Other Expenses                                                           288                       297
                                                                               ------                    ------
                                                                                1,455                     1,358
INCOME BEFORE INCOME TAXES                                                        211                       305
         Applicable Income Taxes                                                   71                       120
                                                                               ------                    ------
NET INCOME                                                             $          140            $          185
                                                                               ------                    ------
BASIC EARNINGS PER SHARE                                               $          .20            $          .29
DILUTED EARNINGS PER SHARE                                                        .19                       .26
                                                                               ------                    ------
AVERAGE COMMON SHARES
OUTSTANDING                                                            $          684            $          642
         Dividends Declared per Share                                  $          .25            $          .20

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Three Months Ended
                                                                                             March 31
                                                                                    1998                  1997
                                                                                    ----                 -----
                                                                                           (Unaudited)
                                                                                       Dollars in Thousands
OPERATING ACTIVITIES
Net Income                                                                       $       140       $       185
Adjustments to Reconcile Net Income to Net Cash
         and Cash Equivalents Provided by Operating
         Activities:
         Gain on sale of securities                                                      (26)              ---
         Gains on sale of loans                                                           (2)              (42)
         Provision for Possible Loan Losses                                               38                18
         Depreciation and Amortization                                                   185               166
         Increase in Interest Receivable and Other Assets                               (284)             (158)
         Decrease in Interest Payable and Other
         Liabilities                                                                    (171)               (9)
                                                                                     -------           -------
Net Cash Provided (used in) by Operating Activities                                     (120)              160

INVESTING ACTIVITIES
Net Decrease in Deposits at Other Banks                                                  593               384
Purchase of Investments securities available for sale                                (14,000)           (1,947)
Proceeds from Called Investments securities Held
to maturity.                                                                           4,000             1,000
Proceeds from Sale of Securities available for sale                                    1,839               ---
Proceeds from Called Securities available for sale                                     3,000               ---
Proceeds from the sale of loans                                                          459             1,873
Net Decrease in Loans                                                                  1,644             1,188
Purchase of Premises and Equipment                                                       (43)             (103)
                                                                                     -------           -------
Net Cash and Cash provided by                                                         (2,508)            2,395
         (Used in) Investing Activities

FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing
         Transaction Accounts                                                            288                24
Net Increase in Interest Bearing
         Transaction Accounts                                                          2,734               323
Net Increase (Decrease) in Savings Deposits                                              316            (2,952)
Net Increase (Decrease) in Time Deposits                                                (148)              544
Acquisition of Common Stock                                                               24               ---
Payment of Cash Dividends                                                               (241)              (78)
                                                                                     -------           -------
Net Cash (Used in)
           Provided by Financing Activities                                            2,973            (2,139)
                                                                                     -------           -------
Increase (Decrease) in Cash and Cash Equivalents                                         345              (416)
Cash and Cash Equivalents at Beginning of Period                                      18,549            16,302
                                                                                     -------           -------
Cash and Cash Equivalents at End of Period                                       $    18,894       $    16,718
                                                                                     =======           =======

(See Notes to Unaudited Consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

Note A:    Basis of Presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1997.

Note B:    Comprehensive Income

           During June 1997, the Financial Accounting Standards Board ("FASB") issued statement 130 "Reporting Comprehensive Income." The statement establishes standards for disclosing comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources.

           Presented below is a reconciliation of net income to comprehensive income indicating the component of other comprehensive income:

                                                    Three Months Ended March 31,
                                                       1998              1997
           Net Income                                  $140              $185 A           Per Income
                                                                                          Statement
           -Other Comprehensive Income:
              Unrealized Holding Gains (Losses)
              Arising During the Period                 (65)              (68)            Calculated C-B
           -Less: Reclassified Adjustment for
            gains included in Net Income                (26)               -- B           Per cash flow -
                                                                                          Gains/losses in
                                                                                          Net Income
           Other Comprehensive Income, Before
           Tax                                          (39)              (68) C          Gross up after
                                                                                          Considering tax
                                                                                          (D+E)
           Income Tax Expense Related to items
           of Other Comprehensive Income                 15                26  D          38.62%
                                                                                          Effective Rate
                                                                                          Calculated

           Other Comprehensive Income                   (24)              (42) E          Per movement in
                                                                                          Unrealized
                                                                                          Account in
                                                                                          Equity

           Comprehensive Income                         116               143

Note C:    Accounting Changes

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

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

                                   EXHIBIT II

             STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

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

The following table presents a summary of per share data and amounts for the period indicated:

QTR. ENDED        QUALIFYING        BASIC EPS        BASIC       DILUTIVE      DILUTED EPS       DILUTED
 MARCH 31,        NET INCOME          SHARES          EPS         SHARES          SHARES           EPS
----------        ----------        ---------        -----       --------      -----------       -------
    1998          $ 139,537          686,537         $.20         50,865         737,402          $ .19
    1997          $ 185,405          641,731         $.29         62,338         704,069          $ .26

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

PART I.           FINANCIAL INFORMATION

                  Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Harbor Bankshares Corporation earnings for the first quarter of 1998 totaled $140 thousand, a decrease of $45 thousand or
                  24.3 percent when compared to the first quarter of 1997. Overhead expenses related to the expansions that took place during the later part of 1997 resulted in the decrease in earnings. Return on average Assets (ROAA) and return on average shareholders equity (ROAE) during the first quarter were 0.41 percent and 5.43 percent, respectively.

                  Net interest income increased by $22 thousand or 1.63 percent over last year's first quarter. Interest and fees on loans decreased by $196 thousand or 9.74 percent reflecting the sale of loans throughout the later part of 1997. Interest on investment securities increased by $251 thousand or 87.15 percent reflecting the investment of the proceeds from the sale of loans and the deposit growth in that area. Interest expense increased by $44 thousand or 3.84 percent mainly due to the deposit growth in the interest bearing liabilities categories. The interest on the long term debt increased only by 2.63 percent to $78 thousand from $76 thousand during the first quarter of 1997.

                  The provision for possible loan losses was $38 thousand for the first quarter of 1998, compared to $18 thousand for the first quarter of 1997. The $20 thousand increase represents Management's decision to increase the reserve levels during 1998. There were no charge-offs during the first quarter of 1998. Recoveries totaled $6 thousand.

                  Other Operating Income remained the same at approximately $337 thousand for both quarters. There were $25 thousand of securities gains for the first quarter of 1998 and $2 thousand due to the sale of loans. There were no securities gains during the first quarter of 1997, and gain on the sale of loans totaled $42 thousand for that period. Fee income from the subsidiary of the Bank, Harbor Financial Services was $38 thousand and $28 thousand respectively for 1998 and 1997. Non-interest expense increased by $97 thousand or 7.14 percent. Salaries and benefits increased by $51 thousand or
                  8.52 percent reflecting the cost of additional staff as well as salary increases. Occupancy and equipment expenses increased by $18 thousand each or 11.39 percent and 21.2 percent respectively, reflecting the cost of the expansion during the later part of 1997. Data processing fees increased by $17 thousand or 12.88 per cent due to higher transaction volume. Goodwill amortization at $83 thousand, remained the same as the previous year first quarter. Other expenses reflected a decrease of $9 thousand or 3.03 percent.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

                  Harbor Financial Services, the only subsidiary of the Bank which deals with the sale of insurance, mutual funds and brokerage services realized a net operating income of $2 thousand. This gain is reflected in the consolidated financial statements.

                  As of March 31, 1998, total deposits were $122.1 million reflecting an increase of $3.2 million or 2.69 percent when compared to December 31, 1997. Non-interest bearing deposits increased by $288 thousand or 2.63 percent. Savings and time deposits reflected an increase of $168 thousand or .18 percent while interest bearing transaction accounts increased by $2.7 million or 19.33 percent. Net Loans decreased by $1.8 million reflecting a high volume of pay offs, especially in the real estate category.

                  Shareholder equity, decreased by $22 thousand or .21 percent. A cash dividend payment of $162 thousand during the first quarter of 1998 coupled with a decrease of $24 thousand in the unrealized gain on available-for-sale securities were the main reason for the decrease. Primary and risk based capital for The Harbor Bank of Maryland were 9.10 percent and 18.92 percent respectively.

                  The Corporation stock is traded privately. During the first quarter of 1988, a few trades were registered at $17.00 per share.

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

                  Item II.          Changes in Securities
                                    ---------------------
                                    None

                  Item III.         Defaults Upon Senior Securities
                                    -------------------------------
                                    None

                  Item IV.          Submission of Matters to a Vote of Security
                                    -------------------------------------------
                                    Holders
                                    -------
                                    The 1998 Annual Meeting of
                                    the Stockholders of Harbor Bankshares
                                    Corporation was held on April 22, 1998.

                                    The stockholders elected the following
                                    nominees to the Corporation's Board of
                                    Directors to serve for a three and two year term. The following shows the separate tabulation of votes for each nominee.

                                                               NUMBER OF VOTES
                                                              ------------------
                                    THREE YEARS               FOR        AGAINST
                                    -----------               ---        -------
                                    Stephen A. Geppi          414,784        940
                                    John Paterakis            415,648         76
                                    Edward St. John           415,724        ---
                                    Ronald Scott              415,623        101
                                    George F. Vaeth, Jr.      415,623        101
                                    TWO YEARS
                                    ---------
                                    Sachinder Gupta           415,623        101

                  Item V.           Other Information
                                    -----------------
                                    None

                  Item VI.          Exhibits and Reports on Form 8-K
                                    --------------------------------
                                    Exhibit II - Statement Regarding Computation earnings per share.

                                    The Company did not file any report on Form
                                    8-K for the period ending March 31, 1998.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         HARBOR BANKSHARES CORPORATION



Date:___________________                   _____________________________________
                                           Joseph Haskins, Jr.
                                           President and Chief Executive Officer


Date:___________________                   _____________________________________
                                           Teodoro J. Hernandez
                                           Treasurer