Form 10QSB
period 1998-06-30
HARBOR BANKSHARES CORP
filed 1998-08-13
CIK 889608

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
              ---------------------------------------------------

For quarter ended June 30, 1998

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

COMMON STOCK, NON-VOTING, $.01 PAR VALUE - 33,333 SHARES AS OF JUNE 30, 1998. COMMON STOCK, $.01 PAR VALUE -- 653,204 SHARES AS OF JUNE 30, 1998
------------------------------------------------------------------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                                     INDEX

PART I   FINANCIAL INFORMATION

         Item 1  Financial Statements

                 Consolidated Statements of Condition - June 30, 1998 (Unaudited) and December 31, 1997

                 Consolidated Statements of Income (Unaudited) Three months Ended June 30, 1998 and 1997

                 Consolidated Statements of Income (Unaudited) - Six months Ended June 30, 1998 and 1997

                 Consolidated Statements of Cash Flows (Unaudited) - Six months Ended June 30, 1998 and 1997

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

SIGNATURES

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                               June 30                   Dec 31
                                                                                 1998                     1997
                                                                               -------                   ------
                                                                                           (Unaudited)
                                                                                           -----------
                                                                                      Dollars in Thousands
ASSETS
Cash and Due from Banks                                                        $  7,290                  $ 8,630
Interest Bearing Deposits in Other Banks                                          2,346                    3,124
Investment Securities:
         Held to maturity (market values of  $4,018
         as of 6/30/98 and $15,020 as of 12/31/97)                                4,016                    15,017
         Available for Sale                                                      32,450                    14,496
                                                                               --------                  --------
                  Total Investment Securities                                    36,466                    29,513
Federal Funds Sold                                                               14,220                     9,919
Loans                                                                            76,750                    78,446
Unearned Income                                                                    (170)                     (176)
Reserve for Possible Loan Losses                                                   (699)                     (654)
                                                                               --------                  --------
                  Net Loans                                                      75,881                    77,616
Property and Equipment - Net                                                      1,135                     1,268
Goodwill                                                                          3,666                     3,831
Accrued Interest Receivable and Other Assets                                      2,549                     1,973
                                                                               --------                  --------
                  TOTAL ASSETS                                                 $143,553                  $135,874
                                                                               --------                  --------
LIABILITIES
Deposits:
         Non-Interest Bearing Demand                                           $ 14,398                  $ 10,926
         Interest Bearing Transaction Accounts                                   27,993                    14,137
         Savings                                                                 34,005                    42,759
         Time, $100,000 or more                                                  21,587                    20,947
         Other Time                                                              28,558                    30,166
                                                                               --------                  --------
                  Total Deposits                                                126,541                   118,935
Accrued Interest and Other Liabilities                                              907                       842
Notes Payable                                                                     5,796                     5,796
                                                                               --------                  --------
                  TOTAL LIABILITIES                                             133,244                   125,573
SHAREHOLDERS' EQUITY
Common stock, - par value $.01 per share:
Authorized 10,000,000 shares; 653,204 issued and outstanding at 6/30/98 and 641,7321 at 12/31/97 and 33,333 common
non-voting issued and outstanding at 6/30/98 and 12/31/97.                            7                         7
Capital Surplus                                                                   6,442                     6,419
Retained Earnings                                                                 3,864                     3,876
Net accumulated other comprehensive income                                           (4)                       (1)
                                                                               --------                  --------
         TOTAL SHAREHOLDERS' EQUITY                                              10,309                    10,301
                                                                               --------                  --------
         TOTAL LIABILITIES & SHAREHOLDERS'
         EQUITY                                                                $143,553                  $135,874
                                                                               --------                  --------

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                       Consolidated Statements of Income

                                                                     Six Months
                                                                    Ended June 30
                                                               1998              1997
                                                               ----              ----
INTEREST INCOME
Interest and Fees on Loans                                    $3,718            $4,024
Interest on Investment Securities (Taxable)                    1,145               612
Interest on Deposits in Other Banks                               75               140
                                                              ------            ------
                                                               4,938             4,776
Interest on Federal Funds Sold                                   351               267
                                                              ------            ------
         TOTAL INTEREST INCOME                                 5,289             5,043
INTEREST EXPENSE
Interest on Deposits
     Savings                                                     670               655
     Interest Bearing Transaction Accounts                       279               182
     Time $100,000 or More                                       560               479
     Other Time                                                  809               865
Interest on Notes Payable                                        155               155
                                                              ------            ------
         TOTAL INTEREST EXPENSE                                2,473             2,336
                                                              ------            ------
         NET INTEREST INCOME                                   2,816             2,707
Provisions for Possible Loan Losses                               75                36
                                                              ------            ------
         NET INTEREST INCOME AFTER PROVISION FOR
         POSSIBLE LOAN LOSSES                                  2,741             2,671
OTHER OPERATING INCOME
Service Charges on Deposit Accounts                              300               278
Other Income                                                     372               273
                                                              ------            ------
                                                                 672               551
OTHER OPERATING EXPENSES
Salaries and Employee Benefits                                 1,321             1,242
Occupancy Expense of Premises                                    356               327
Equipment Expense                                                201               173
Data Processing Expense                                          301               272
Deposit Assessments & Related Fees                                19                17
Goodwill Amortization                                            166               166
Other Expenses                                                   576               533
                                                              ------            ------
                                                               2,940             2,730
         INCOME BEFORE INCOME TAXES                              473               492
Applicable Income Taxes                                          160               178
                                                              ------            ------
         NET INCOME                                              313               314
                                                              ------            ------
BASIC EARNINGS PER SHARE                                      $  .45            $  .50
                                                              ------            ------
DILUTED EARNINGS PER SHARE                                       .42               .45
AVERAGE COMMON SHARES OUTSTANDING                                687               634
Dividend Declared per Share                                   $  .25            $  .20

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                   Three Months Ended
                                                                                         June 30
                                                                         1998                             1997
                                                                         ----                             ----
                                                                                       (Unaudited)
                                                                                      In Thousands
                                                                                  Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                                             $1,903                            $2,013
Interest on Investment Securities (Taxable)                               606                               324
Interest on Deposits in Other Banks                                        35                                68
                                                                       ------                            ------
                                                                       $2,544                            $2,405
Interest on Federal Funds Sold                                            187                               146
                                                                       ------                            ------
         TOTAL INTEREST INCOME                                          2,731                             2,551
INTEREST EXPENSE
Interest on Deposits
         Savings                                                          320                               330
         Interest Bearing Transaction Accounts                            190                                98
         Time $100,000 or More                                            299                               238
         Other Time                                                       396                               444
         Interest on Notes Payable                                         77                                79
                                                                       ------                            ------
         TOTAL INTEREST EXPENSE                                         1,282                             1,189
                                                                       ------                            ------
         NET INTEREST INCOME                                            1,449                             1,362
         Provision for Possible Loan Losses                                37                                18
                                                                       ------                            ------
         NET INTEREST INCOME AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES                             1,412                             1,344
OTHER OPERATING INCOME
         Service Charges on Deposit Accounts                              151                               143
         Other Income                                                     184                                72
                                                                       ------                            ------
                                                                          335                               215
OTHER OPERATING EXPENSES
         Salaries and Employee Benefits                                   672                               644
         Occupancy Expense of Premises                                    180                               169
         Equipment Expense                                                100                                91
         Data Processing Expense                                          152                               140
         Deposit Assessments and Related Fees                              10                                 9
         Goodwill Amortization                                             83                                83
         Other Expenses                                                   288                               236
                                                                       ------                            ------
                                                                        1,485                             1,372
INCOME BEFORE INCOME TAXES                                                262                               187
         Applicable Income Taxes                                           89                                58
                                                                       ------                            ------
NET INCOME                                                             $  173                            $  129
                                                                       ------                            ------
BASIC EARNINGS PER SHARE                                               $  .25                            $  .20
DILUTED EARNINGS PER SHARE                                                .23                               .19
AVERAGE COMMON SHARES
OUTSTANDING                                                               687                               634
         Dividends Declared per Share                                  $   --                            $   --

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Six Months Ended
                                                                                               June 30
                                                                                  1998                        1997
                                                                                  ----                        ----
                                                                                              (Unaudited)
                                                                                         Dollars in Thousands
OPERATING ACTIVITIES
Net Income                                                                     $    313                     $   314
Adjustments to Reconcile Net Income to Net Cash
         and Cash Equivalents Provided by Operating
         Activities:
         Gains on sales of securities                                               (26)                         --
         Gains on sale of loans                                                      (2)                        (42)
         Provision for Possible Loan Losses                                          75                          36
         Depreciation and Amortization                                              368                         343
         (Increase) in Interest Receivable and Other Assets                        (576)                       (305)
         Increase (Decrease) in Interest Payable and Other
         Liabilities                                                                 65                         (22)
                                                                               --------                     -------
Net Cash Provided (used in) Operating Activities                                    217                         324

INVESTING ACTIVITIES
Net Decrease in Deposits at Other Banks                                             778                       1,059
Purchase of Investments securities available for sale                           (22,993)                     (5,982)
Proceeds from Called Investments securities held
to maturity                                                                      11,000                       2,000
Proceeds from Sale of Securities available for sale                               1,839                          --
Proceeds from Called Securities available for sale                                3,000                          --
Proceeds from the sale of loans                                                     608                       1,873
Net Decrease in Loans                                                             1,278                        (504)
Purchase of Premises and Equipment                                                  (70)                       (495)
                                                                               --------                     -------
Net Cash and Cash Provided by                                                    (4,560)                     (2,049)
(Used in) Investing Activities

FINANCING ACTIVITIES
Net Increase (Decrease) in Non-Interest Bearing
Transaction Accounts                                                              3,472                       1,050
Net Increase  in Interest Bearing
Transaction Accounts                                                             13,856                       1,984
Net Increase (Decrease) in Savings Deposits                                      (8,754)                     (3,246)
Net Increase (Decrease) in Time Deposits                                           (968)                     (1,877)
Exercised Options                                                                    24                          --
Payment of Cash Dividends                                                          (326)                       (158)
                                                                               --------                     -------
Net Cash (Used in) Provided by Financing Activities                               7,304                      (2,247)
Increase (Decrease) in Cash and Cash Equivalents                                  2,961                      (3,972)
Cash and Cash Equivalents at Beginning of Period                                 18,549                      16,302
                                                                               --------                     -------
Cash and Cash Equivalents at End of Period                                     $ 21,510                     $12,330

(See Notes to Unaudited Consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                                   EXHIBIT II

             Statement Regarding Computation of Earnings Per Share


Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of potentially dilutive transactions or conversions. Additionally, under the standards, diluted earnings per share replaces fully diluted earnings per share from prior years. This computation reflects the potential dilution of earnings per share under the treasury stock method which could occur if contracts to issue common stock were exercised, such as stock options, and shared in corporate earnings.

The following table presents a summary of per share data and amounts for the period indicated:

  YTD              Qualifying             Basic EPS           Basic         Dilutive         Diluted EPS        Diluted
June 30            Net Income               Shares             EPS           Shares             Shares            EPS
-------            ----------             ---------           -----         --------         -----------        -------
1998               $ 312,676               686,537            $.45           50,865            737,402           $ .42
1997               $ 314,172               633,516            $.50           58,340            691,856           $ .45

Qtr ended
June 30
1998               $173,139                686,537            $.25            50,865            737,402          $ .23
1997               $128,767                633,602            $.20            56,189            689,791          $ .19

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

              Notes to Unaudited Consolidated Financial Statements
                                 June 30, 1998

Note A:  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1997.

Note B:  Comprehensive Income

         Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources. Presented below is a reconciliation of net income to comprehensive income indicating the component of other comprehensive income:

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                       1998             1997
                                                     --------         --------
         Net Income                                    $ 313            $ 314

         - Other Comprehensive Income:
           Unrealized Holding Gains (Losses)
           Arising During the period                     (32)             (38)
         - Less: Reclassified Adjustments for
           gains included in Net Income                  (26)              --

         Other Comprehensive Income, Before
         Tax                                             (6)              (38)

         Income Tax Expense Related to items
         of Other Comprehensive Income                    2                14

         Other Comprehensive Income                      (4)              (24)

         Comprehensive Income                           309               290

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


Note C: In June 1998, the Financial Accounting Standards Board ("FASB") issued statement 133 ("SFAS No. 133), "Accounting for Derivative Instruments and hedging activity." This Statement establishes accounting and reporting standards for derivative instruments and hedging activity. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial statements.

The accounting for changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to change the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as a cash flow hedge, 3) hedge foreign currency exposure.

The corporation only engages in fair value and cash flow hedges. In both types of hedges, the effective portions of the hedges, although included in earnings, do not affect corporate net income. Ineffective portions of hedges are reported in and affect net earnings immediately. Derivatives not designed as a hedging instrument have the changes in their fair value recognized in earnings in the period of change. Management is currently assessing the potential impact of SFAS No. 133 on future corporate operations.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


Part I.  FINANCIAL INFORMATION

         Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Harbor Bankshares Corporation's earnings for the second quarter of 1998 totaled $173 thousand, an increase of $44 thousand or 34.1 percent, when compared to the second quarter of 1997. Net interest income increased by $87 thousand or 6.4 percent and other operating income increased by $120 thousand mainly due to fees generated by the ATM network. Total expenses for the quarter increased by $113 thousand or
         8.4 percent when compared to the same period for 1997. The net effect of the income and expense increases resulted in the $44 thousand variance.

         Year-to-date earnings as of June 30, 1998, were $313 thousand or $.45 basic earnings per share reflecting basically flat revenues when compared to the six months ending June 30, 1997, which were $314 thousand or $.50 basic earning per share. Return on Average Assets
         (ROAA) and Return on Average Shareholder's Equity (ROAE) were .45 percent and 5.93 percent respectively.

         Net Interest income increased by $109 thousand or 4.7 percent when compared to the same period last year. Total loan revenues decreased by $306 thousand or 7.6 percent reflecting the sale of Real Estate loans that took place during 1997. Investment income increased by $533 thousand or 87.1 percent. This increase reflects the investment of the funds resulting from the loan sales and deposit growth. Total interest expense for the period was $2.5 million compared to $2.3 million for the same period last year.

         Time and saving deposits were the main source of interest expense totaling $1.4 million and $670 thousand respectively. Together they represent 82.4 percent of total interest expense. Included in the interest expense are $155 thousand of interest related to the borrowings of the Corporation from the former Resolution Trust Corporation, now FDIC, for the Interim Capital Assistance Programs related to acquisitions that took place during 1994.

         The provisions for credit losses was $37 thousand for the second quarter of 1998 and $75 thousand year-to-date. Charge-offs for 1998 were $37 thousand with recoveries of $7 thousand. Charge-offs for credit cards and related plans were $34 thousand, representing 91.9 percent of total charge-offs for the period.

         Other operating income increased by $121 thousand or 21.9 percent. This increase is mainly attributable to ATM fees transaction, which were $182 thousand or 27.1 percent of total operating income. Included in total operating income is a gain in the sale of securities of $26 thousand and $79 thousand of fees generated by Harbor Financial Services, a subsidiary of the Bank which deals on the sale of securities, insurance, mutual funds, etc.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


         Non-interest expense increased by $210 thousand or 7.7 percent to $2.9 million from $2.7 million in 1997. Salaries and employee benefits increased by $79 thousand or 6.4 percent, reflecting additional staff due to expansion and general salary increases. Occupancy and equipment expenses increased by $29 thousand and $28 thousand respectively, as a result of the expansion and equipment upgrade. Data processing fees increased by $29 thousand, mainly due to the ATM network maintenance cost. Goodwill amortization, at $166 thousand, represents 5.6 percent of total non-interest expense. Other expenses increased by $43 thousand or 8.1 percent due to general cost increases in relation to the expansions.

         As of June 30, 1998, total deposits were $126 million, reflecting an increase of $7.6 million or 6.4 percent when compared to 1997. Net loans decreased by $1.7 million due to the sale of Real Estate loans during the later part of 1997. Investment Securities increased by $7.0 million or 23.5 percent in the available for sale category. There were no borrowings outstanding as of June 30, 1998.

         Harbor Financial Services, the subsidiary of the Bank which deals with the sale of insurance, mutual funds, etc. had an operating loss of $5 thousand as of the second quarter of 1998. This loss is reflected in the consolidated financial statements.

         The Corporation stock is traded privately. As of June 30, 1998, only a few trades were registered ranging from the low of $16.00 per share to the high of $17.00 per share. During February 1998, the Corporation paid a cash dividend of $25 per share. This dividend reflects an increase of $.05 per share from the dividend paid in 1997.

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

          Item V.   Other Information

                    None

          Item VI.  Exhibits and Reports on Form 8-K

                    Exhibit II - Statement Regarding Computation of per Share Earnings

                    The Company did not file any report on Form
                    8-K for the period ending June 30, 1998.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         HARBOR BANKSHARES CORPORATION

Date:
      ----------------                   -------------------------------------
                                         Joseph Haskins, Jr.
                                         President and Chief Executive Officer


Date:  8-12-98                             /s/ Teodoro J. Hernandez
      ----------------                   -------------------------------------
                                         Teodoro J. Hernandez
                                         Treasurer