Form 10QSB
period 1998-09-30
HARBOR BANKSHARES CORP
filed 1998-11-10
CIK 889608

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                ---------------------------------------------

For quarter ended September 30, 1998
                  ------------------

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

Common stock, non-voting, $.01 Par value - 33,333 shares as of September 30, 1998. Common stock, $.01 Par value -- 653,204 shares as of September 30, 1998
      -----------------------------------------------------------------------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                                    INDEX

PART I   FINANCIAL INFORMATION

         Item 1  Financial Statements

                 Consolidated Statements of Condition - September 30, 1998 (Unaudited) and December 31, 1997

                 Consolidated Statements of Income (Unaudited) Three months Ended September 30,1998 and 1997

                 Consolidated Statement of Income (Unaudited) - Nine months Ended September 30, 1998 and 1997

                 Consolidated Statement of Cash Flows (Unaudited) - Nine months Ended September 30,1998 and 1997

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



SIGNATURES

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CONDITION

                                                          Sept 30              Dec 31
                                                            1998                1997
                                                         ---------           ---------
                                                                  (Unaudited)
                                                             Dollars in Thousands
ASSETS
Cash and Due from Banks                                  $   4,195           $   8,630
Interest Bearing Deposits in Other Banks                     2,063               3,124
Investment Securities:
      Held to maturity (market values of  $4,016
      as of 9/30/98 and $15,020 as of 12/31/97)              4,015              15,017
      Available for Sale                                    32,605              14,496
                                                         ---------           ---------
            Total Investment Securities                     36,620              29,513
Federal Funds Sold                                           9,920               9,919
Loans                                                       84,218              78,446
Unearned Income                                               (168)               (176)
Reserve for Possible Loan Losses                              (684)               (654)
                                                         ---------           ---------
            Net Loans                                       83,366              77,616
Property and Equipment - Net                                 1,124               1,268
Goodwill                                                     3,583               3,831
Other Real Estate Owned                                        492
Accrued Interest Receivable and Other Assets                 2,382               1,973
                                                         ---------           ---------
            TOTAL ASSETS                                 $ 143,745           $ 135,874
                                                         ---------           ---------
LIABILITIES
Deposits:
      Non-Interest Bearing Demand                        $  13,898           $  10,926
      Interest Bearing Transaction Accounts                 31,013              14,137
      Savings                                               30,704              42,759
      Time, $100,000 or more                                22,875              20,947
      Other Time                                            28,101              30,166
                                                         ---------           ---------
            Total Deposits                                 126,591             118,935
Accrued Interest and Other Liabilities                         657                 842
Notes Payable                                                5,796               5,796
                                                         ---------           ---------
            TOTAL LIABILITIES                              133,044             125,573
SHAREHOLDERS' EQUITY
Common stock, - par value $.01 per share:
Authorized 10,000,000 shares; 653,204
issued and outstanding at 9/30/98 and 650,137
at 12/31/97 and 33,333 common non-voting
issued and outstanding at 9/30/98 and                            7                   7
Capital Surplus                                              6,442               6,419
Retained Earnings                                            4,142               3,876
Net accumulated other comprehensive income                     110                  (1)
                                                         ---------           ---------
      TOTAL SHAREHOLDERS' EQUITY                            10,701              10,301
                                                         ---------           ---------
      TOTAL LIABILITIES & SHAREHOLDERS'
      EQUITY                                             $ 143,745           $ 135,874
                                                         ---------           ---------

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months Ended
                                                           September 30
                                                      1998               1997
                                                    --------           --------
                                                            (Unaudited)
                                                            In Thousands
                                                       Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                          $  1,984           $  2,196
Interest on Investment Securities (Taxable)              648                350
Interest on Deposits in Other Banks                       31                 58
                                                    --------           --------
                                                    $  2,663           $  2,604
Interest on Federal Funds Sold                           149                150
                                                    --------           --------
      TOTAL INTEREST INCOME                            2,812              2,754
INTEREST EXPENSE
Interest on Deposits
      Savings                                            301                716
      Interest Bearing Transaction Accounts              262                 97
      Time $100,000 or More                              335                240
      Other Time                                         326                 64
      Interest on Other Borrowed Money                     -                  -
      Interest on Long Term Debt                          76                 79
                                                    --------           --------
      TOTAL INTEREST EXPENSE                           1,300              1,196
                                                    --------           --------
      NET INTEREST INCOME                              1,512              1,558
      Provision for Possible Loan Losses                  38                 18
                                                    --------           --------
      NET INTEREST INCOME AFTER
      PROVISION FOR POSSIBLE LOAN LOSSES               1,474              1,540
OTHER OPERATING INCOME
      Service Charges on Deposit Accounts                146                163
      Other Income                                       151                126
                                                    --------           --------
                                                         297                289
OTHER OPERATING EXPENSES
      Salaries and Employee Benefits                     634                657
      Occupancy Expense of Premises                      192                178
      Equipment Expense                                   93                101
      Data Processing Expense                            155                144
      Deposit Assessments and Related Fees                 9                  9
      Goodwill Amortization                               82                 82
      Other Expenses                                     306                310
                                                    --------           --------
                                                       1,471              1,481
INCOME BEFORE INCOME TAXES                               300                348
      Applicable Income Taxes                             98                126
                                                    --------           --------

NET INCOME                                          $    202           $    222
                                                    --------           --------
EARNINGS PER SHARE                                  $    .29           $    .34
AVERAGE COMMON SHARES
OUTSTANDING                                         $    687           $    659
      Dividends Declared per S are                  $      -           $      -

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                      Consolidated Statements of Income

                                                            Nine Months Ended
                                                               September 30
                                                            1998         1997
                                                           -------      -------
INTEREST INCOME
Interest and Fees on Loans                                 $ 5,702      $ 6,220
Interest on Investment Securities (Taxable)                  1,793          962
Interest on Deposits in Other Banks                            106          198
                                                           -------      -------
                                                             7,601      $ 7,380
Interest on Federal Funds Sold                                 500          417
                                                           -------      -------
      TOTAL INTEREST INCOME                                $ 8,101      $ 7,797
INTEREST EXPENSE
Interest on Deposits
     Savings                                                   971        1,371
     Interest Bearing Transaction Accounts                     541          279
     Time $100,000 or More                                     895          719
     Other Time                                              1,135          929
Federal Funds Purchased                                         --           --
Interest on Notes Payable                                      231          234
                                                           -------      -------
      TOTAL INTEREST EXPENSE                                 3,773        3,532
                                                           -------      -------
      NET INTEREST INCOME                                    4,328        4,265
Provisions for Possible Loan Losses                            113           54
                                                           -------      -------
      NET INTEREST INCOME AFTER PROVISION FOR
      POSSIBLE LOAN LOSSES                                   4,215        4,211
OTHER OPERATING INCOME
Service Charges on Deposit Accounts                            446          441
Other Income                                                   523          399
                                                           -------      -------
                                                               969          840
OTHER OPERATING EXPENSES
Salaries and Employee Benefits                               1,955        1,899
Occupancy Expense of Premises                                  548          505
Equipment Expense                                              294          274
Data Processing Expense                                        456          416
Deposit Assessments & Related Fees                              28           26
Goodwill Amortization                                          248          248
Other Expenses                                                 882          843
                                                           -------      -------
                                                             4,411        4,211
      INCOME BEFORE INCOME TAXES                               773          840
Applicable Income Taxes                                        258          304
                                                           -------      -------
      NET INCOME                                           $   515      $   536
                                                           -------      -------
      EARNINGS PER SHARE                                   $   .75      $   .82
                                                           -------      -------
      AVERAGE COMMON SHARES OUTSTANDING                        687          659
      Dividend Declared per Share                          $   .25      $   .20

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Nine Months Ended
                                                                            June 30
                                                                  1998                   1997
                                                                --------               --------
                                                                          (Unaudited)
                                                                      Dollars in Thousands
OPERATING ACTIVITIES
Net Income                                                      $    515               $    536
Adjustments to Reconcile Net Income to Net Cash
      and Cash Equivalents Provided by Operating
      Activities:
      Gains on sales of securities                                   (26)                    --
      Gains on sale of loans                                          (1)                    42
      Provision for Possible Loan Losses                             113                     54
      Depreciation and Amortization                                  551                    527
      (Increase) in Interest Receivable and Othe                    (901)                  (280)
      Increase (Decrease) in Interest Payable and Other
      Liabilities                                                   (185)                   215
                                                                --------               --------
Net Cash Provided (used in) Operating Activities                      66                  1,094

INVESTING ACTIVITIES
Net Decrease in Deposits at Other Banks                            1,061                  1,832
Purchase of Investments securities available for sale            (31,946)               (14,874)
Proceeds from Called Investments securities held
to maturity                                                       11,000                  5,000
Proceeds from Sale of Securities available for sale                1,839                     --
Proceeds from Called Securities available for sale                12,000                     --
Proceeds from the sale of loans                                    1,498                  1,873
Net (Increase) Decrease in Loans                                  (7,006)                 4,700
Purchase of Premises and Equipment                                  (224)                  (588)
                                                                --------               --------
Net Cash and Cash Provided by                                    (11,778)                (2,057)
(Used in) Investing Activities

FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing
Transaction Accounts                                               2,972                  2,879
Net Increase  in Interest Bearing
Transaction Accounts                                              16,876                    202
Net (Decrease) in Savings Deposits                               (12,055)                  (551)
Net Increase (Decrease) in Time Deposits                            (137)                 2,145
Proceeds from Issuance of Common Stock                                --                    530
Exercised Options                                                     24                     --
Payment of Cash Dividends                                           (402)                  (236)
                                                                --------               --------
Net Cash (Used in) Provided by Financing Activities                7,278                  4,969
Increase (Decrease) in Cash and Cash Equiv                        (4,434)                 4,006
Cash and Cash Equivalents at Beginning of Period                  18,549                 16,302
                                                                --------               --------
Cash and Cash Equivalents at End of Period                      $ 14,115               $ 20,308

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

The following table presents a summary of per share data and amounts for the period indicated:

YTD                Qualifying                 Basic EPS              Basic              Diluted          Diluted EPS       Diluted
Sept 30            Net Income                 Shares                 EPS                Shares           Shares            EPS
-------            ----------                 -------                ---                ------           ------            ---
1998               $ 514,521                  686,537                $.75               50,865           737,402           $ .70
1997               $ 535,766                  648,533                $.82               57,494           706,027           $ .76

Qtr ended
Sept 30
-------
1998               $ 201,845                  686,537                $.29               50,865           737,402           $ .27
1997               $ 221,594                  648,533                $.40               57,494           706,027           $ .31

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

             Notes to Unaudited Consolidated Financial Statements
                              September 30, 1998

Note A:     Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1997.

Note B:     Comprehensive Income

            Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources. Presented below is a reconciliation of net income to comprehensive income indicating the component of other comprehensive income:

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                           1998               1997
                                                           ----               ----
            Net Income                                     $ 515              $ 536

            - Other Comprehensive Income:
              Unrealized Holding Gains (Losses)
              Arising During the period                      192                214
            - Less: Reclassified Adjustments for
              gains included in Net Income                   (26)                --

            Other Comprehensive Income, Before
            Tax                                              166                214

            Income Tax Expense Related to items
            of Other Comprehensive Income                    (56)               (73)

            Other Comprehensive Income                       110                141

            Comprehensive Income                             625                677

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

Note C: In June 1998, the Financial Accounting Standards Board ("FASB") issued statement 133"Accounting for Derivative Instruments and Hedging Activity." This Statement establishes accounting and reporting standards for derivative instruments and hedging activity. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial statements.

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

            The corporation only engages in fair value and cash flow hedges. In both types of hedges, the effective portions of the hedge, although included in earnings, do not affect corporate net income. Ineffective portions of hedges are reported in and affect net earnings immediately. Derivatives not designed as a hedging instrument have the changes in their fair value recognized in earnings in the period of change. Management is currently assessing the potential impact of SFAS No. 133 on future corporate operations.

            Year 2000, Compliance

            The Board of Directors has established a Year 2000 committee to monitor progress with achieving and certifying Year 2000 compliance. In addition, the Company has utilized an external consulting firm to assist with its Year 2000 program. Validation testing with the Company's primary data processor is scheduled for January 1999.

            The Company and its subsidiary have no internally generated programmed software coding to correct, as substantially all of the software utilized by the Company and its subsidiary is purchased or licensed from external providers.

            The Company and its subsidiary have initiated formal communications with all of its significant suppliers and customers to determine the extent to which the company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for that compliance. However, the response of certain third parties is beyond the control of the Company. To the extent that the Company does not receive adequate responses by December 31, 1998, it is prepared to develop contingency plans, with completion of these plans scheduled for June, 1999.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

Part I.     FINANCIAL INFORMATION

            Item II. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

            Harbor Bankshares Corporation's earnings for the third quarter totaled $202 thousand, a decrease of $20 thousand or 9.0 percent when compared to the third quarter of 1997. Net interest income decreased by $60 thousand or 3.8 percent. The decrease is a result of lower interest income on loans due to the sale of Real Estate loans during 1997. Other operating income increased by $8 thousand mainly due to ATM transactions. Total expenses decreased by $10 thousand or .67 percent reflecting management efforts in controlling operating cost. The net effect of lower earnings and expenses resulted in the $20 thousand variance.

            Year-to-date earnings as of September 30, 1998, were $515 thousand or $.75 basic earnings per share reflecting a decrease in revenues of $21 thousand or 3.9 percent when compared to the nine months ending September 30, 1997. Return on Average Assets (ROAA) and Return on Average Shareholder's Equity (ROAE) were .49 percent and
            6.58 percent, respectively.

            Net Interest income increased by $63 thousand or 1.5 percent when compared to the same period last year. Total loan revenues decreased by $518 thousand or 8.3 percent reflecting the sale of Real Estate loans that took place during 1997. Investment income increased by $831 thousand or 86.4 percent. This increase reflects the investment of the funds resulting from the loan sales and pay-offs as well as some of the deposit growth. Total interest expenses for the period was $3.8 million when compared to $3.5 million for the same period last year, reflecting an increase of $300 thousand or 8.5 percent. This increase was mainly reflected in the time deposit categories.

            Time and saving deposits were the main source of interest expense totaling $3.0 million. Together they represent 79.5 percent of total interest expense. The interest expense on transaction accounts was $541 thousand or 14.3 percent of that total. Included in the interest are $231 thousand of interest related to the borrowings of the Corporation from the former Resolution Trust Corporation, now FDIC for the Interim Capital Assistance Programs related to acquisitions that took place during 1994.

            The provisions for credit losses was $38 thousand for the third quarter of 1998 and $113 thousand year-to-date. Charge-offs for 1998 were $105 thousand with recoveries of $22 thousand. Charge-offs for credit cards and related plans were $90 thousand or 85.7 percent of total charge-offs for the period.

            Other operating income increased by $129 thousand or 15.4 percent. This increase is mainly attributable to ATM fee transactions, which totaled $267 thousand or 27.6 percent. Service charges on deposit accounts increased slightly by $5 thousand or 1.1 percent.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

            Included in total operating income is a gain in the sale of securities of $26 thousand and $104 thousand of fees generated by Harbor Financial Services, a subsidiary of the Bank which deals on the sale of securities, insurance mutual funds, etc.

            Non-interest expense increased by $200 thousand or 4.7 percent to $4.4 million from $4.2 million in 1997. Salaries and employee benefits increased by $56 thousand or 2.9 percent, reflecting additional staff due to expansion and general salary increases. Occupancy and equipment expenses increased by $43 thousand and $20 thousand, respectively, as a result of the expansion and equipment upgrade. Data processing fees increased by $40 thousand mainly due to the ATM network maintenance cost. Goodwill amortization, at $248 thousand, represents 5.6 percent of total non-interest expense. Other expenses increased by $41 thousand or 4.7 percent due to general cost increases in relation to the expansions.

            As of September 30, 1998, total deposits were $127 million, reflecting an increase of $7.8 million or 6.6 percent when compared to 1997. Net loans increased by $5.4 million or 6.9 percent. Investment Securities increased by $10.1 million or 38.4 percent in the available for sale category. There were no borrowings outstanding as of September 30, 1998.

            Harbor Financial Services, the subsidiary of the Bank which deals with the sale of insurance, mutual funds, etc. had an operating loss of $9 thousand as of the third quarter of 1998. This loss is reflected in the consolidated financial statements.

            The Corporation stock is traded privately. As of June 30, 1998, only a few trades were registered ranging from the low of $16.00 per share to the high of $17.00 per share. During February 1998, the Corporation paid a cash dividend of $.25 per share. This dividend reflects an increase of $.05 per share from the dividend paid in 1997.

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

            Item V.     Other Information

                        None

            Item VI.    Exhibits and Reports on Form 8-K

                        Exhibit II - Statement Regarding Computation of per Share Earnings

                        The Company did not file any report on Form 8-K for the period ending September 30, 1998.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        HARBOR BANKSHARES CORPORATION


Date:   11-5-98               /s/ Joseph Haskins, Jr.
      -------------           -------------------------------------
                              Joseph Haskins, Jr.
                              President and Chief Executive Officer



Date:   11-5-98               /s/ Teodoro J. Hernandez
      -------------           -------------------------------------
                              Teodoro J. Hernandez
                              Treasurer