Form 10QSB/A
period 1998-09-30
HARBOR BANKSHARES CORP
filed 1998-11-13
CIK 889608

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

                 Consolidated Statements of Income (Unaudited) - Nine months Ended September 30, 1998 and 1997

                 Consolidated Statements of Cash Flows (Unaudited) - Nine months Ended September 30,1998 and 1997

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



SIGNATURES
----------
                                      -2-

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                             Sept 30                  Dec 31
                                                                               1998       1998         1997
                                                                             -------                  ------
                                                                                      (Unaudited)
                                                                                      -----------
                                                                                  Dollars in Thousands
ASSETS
------
Cash and Due from Banks                                                     $   4,195                   $   8,630
Interest Bearing Deposits in Other Banks                                        2,063                       3,124
Investment Securities:
         Held to maturity (market values of  $4,016
         as of 9/30/98 and $15,020 as of 12/31/97)                              4,015                      15,017
         Available for Sale                                                    32,605                      14,496
                                                                            ---------                   ---------
                  Total Investment Securities                                  36,620                      29,513
Federal Funds Sold                                                              9,920                       9,919
Loans                                                                          84,218                      78,446
Unearned Income                                                                  (168)                       (176)
Reserve for Possible Loan Losses                                                 (684)                       (654)
                                                                            ---------                   ---------
                  Net Loans                                                    83,366                      77,616
Property and Equipment - Net                                                    1,124                       1,268
Goodwill                                                                        3,583                       3,831
Other Real Estate Owned                                                           492
Accrued Interest Receivable and Other Assets                                    2,382                       1,973
                                                                            ---------                   ---------
                  TOTAL ASSETS                                              $ 143,745                   $ 135,874
                                                                            ---------                   ---------
LIABILITIES
-----------
Deposits:
         Non-Interest Bearing Demand                                        $  13,898                   $  10,926
         Interest Bearing Transaction Accounts                                 31,013                      14,137
         Savings                                                               30,704                      42,759
         Time, $100,000 or more                                                22,875                      20,947
         Other Time                                                            28,101                      30,166
                                                                            ---------                   ---------
                  Total Deposits                                              126,591                     118,935
Accrued Interest and Other Liabilities                                            657                         842
Notes Payable                                                                   5,796                       5,796
                                                                            ---------                   ---------
                  TOTAL LIABILITIES                                           133,044                     125,573
SHAREHOLDERS' EQUITY
Common stock, - par value $.01 per share:
Authorized 10,000,000 shares; 653,204 issued and outstanding at 9/30/98 and 650,137 at 12/31/97 and 33,333 common
non-voting issued and outstanding at 9/30/98 and 12/31/97.                          7                           7
Capital Surplus                                                                 6,442                       6,419
Retained Earnings                                                               4,142                       3,876
Net accumulated other comprehensive income                                        110                          (1)
                                                                            ---------                   ---------
         TOTAL SHAREHOLDERS' EQUITY                                            10,701                      10,301
                                                                            ---------                   ---------
         TOTAL LIABILITIES & SHAREHOLDERS'

         EQUITY                                                             $ 143,745                   $ 135,874
                                                                            ---------                   ---------

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                             Three Months Ended
                                                                                 September 30
                                                                          1998                1997
                                                                          ----                ----
                                                                                 (Unaudited)
                                                                                In Thousands
                                                                           Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                                             $   1,984            $  2,196
Interest on Investment Securities (Taxable)                                  648                 350
Interest on Deposits in Other Banks                                           31                  58
                                                                       ---------            --------
                                                                           2,663               2,604
Interest on Federal Funds Sold                                               149                 150
                                                                       ---------            --------
         TOTAL INTEREST INCOME                                             2,812               2,754
INTEREST EXPENSE
Interest on Deposits
         Savings                                                             301                 716
         Interest Bearing Transaction Accounts                               262                  97
         Time $100,000 or More                                               335                 240
         Other Time                                                          326                  64
         Interest on Other Borrowed Money                                      -                   -
         Interest on Long Term Debt                                           76                  79
                                                                       ---------            --------
         TOTAL INTEREST EXPENSE                                            1,300               1,196
                                                                       ---------            --------
         NET INTEREST INCOME                                               1,512               1,558
         Provision for Possible Loan Losses                                   38                  18
                                                                       ---------            --------
         NET INTEREST INCOME AFTER

         Provision For Possible Loan Losses                                1,474               1,540
OTHER OPERATING INCOME
         Service Charges on Deposit Accounts                                 146                 163
         Other Income                                                        151                 126
                                                                       ---------            --------
                                                                             297                 289
OTHER OPERATING EXPENSES
         Salaries and Employee Benefits                                      634                 657
         Occupancy Expense of Premises                                       192                 178
         Equipment Expense                                                    93                 101
         Data Processing Expense                                             155                 144
         Deposit Assessments and Related Fees                                  9                   9
         Goodwill Amortization                                                82                  82
         Other Expenses                                                      306                 310
                                                                       ---------            --------
                                                                           1,471               1,481
INCOME BEFORE INCOME TAXES                                                   300                 348
         Applicable Income Taxes                                              98                 126
                                                                       ---------            --------

NET INCOME                                                             $     202            $    222
                                                                       ---------            --------
BASIC EARNINGS PER SHARE                                               $     .29            $    .34
AVERAGE COMMON SHARES
OUTSTANDING                                                            $     687            $    659
         Dividends Declared per Share                                  $     ---            $     --

(See notes to unaudited consolidated financial statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                           Nine Months Ended
                                                                                              September 30
                                                                                         1998             1997
                                                                                         ----             ----
                                                                                              (unaudited)
                                                                                          Dollars in thousands
INTEREST INCOME
Interest and Fees on Loans                                                             $  5,702         $  6,220
Interest on Investment Securities (Taxable)                                               1,793              962
Interest on Deposits in Other Banks                                                         106              198
                                                                                       --------         --------
                                                                                          7,601         $  7,380
Interest on Federal Funds Sold                                                              500              417
                                                                                       --------         --------
         TOTAL INTEREST INCOME                                                            8,101            7,797
INTEREST EXPENSE

Interest on Deposits
     Savings                                                                                971            1,371
     Interest Bearing Transaction Accounts                                                  541              279
     Time $100,000 or More                                                                  895              719
     Other Time                                                                           1,135              929
Federal Funds Purchased                                                                      --               --
Interest on Notes Payable                                                                   231              234
                                                                                       --------         --------
         TOTAL INTEREST EXPENSE                                                           3,773            3,532
                                                                                       --------         --------
         NET INTEREST INCOME                                                              4,328            4,265
Provisions for Possible Loan Losses                                                         113               54
                                                                                       --------         --------
         NET INTEREST INCOME AFTER PROVISION FOR

         POSSIBLE LOAN LOSSES                                                             4,215            4,211
OTHER OPERATING INCOME
Service Charges on Deposit Accounts                                                         446              441
Other Income                                                                                523              399
                                                                                       --------        ---------
                                                                                            969              840
OTHER OPERATING EXPENSES
Salaries and Employee Benefits                                                            1,955            1,899
Occupancy Expense of Premises                                                               548              505
Equipment Expense                                                                           294              274
Data Processing Expense                                                                     456              416
Deposit Assessments & Related Fees                                                           28               26
Goodwill Amortization                                                                       248              248
Other Expenses                                                                              882              843
                                                                                       --------        ---------
                                                                                          4,411            4,211
         INCOME BEFORE INCOME TAXES                                                         773              840
Applicable Income Taxes                                                                     258              304
                                                                                       --------        ---------
         NET INCOME                                                                    $    515        $     536
                                                                                       --------        ---------
         BASIC EARNINGS PER SHARE                                                      $    .75        $     .82
         EARNINGS PER SHARE                                                            $    .70        $     .76
                                                                                       --------        ---------
         DILUTED AVERAGE COMMON SHARES

         OUTSTANDING                                                                        687              659
         Dividend Declared per Share                                                   $    .25       $      .20

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Nine Months Ended
                                                                                             September 30
                                                                                         1998             1997
                                                                                         ----             ----
                                                                                              (Unaudited)
                                                                                          Dollars in Thousands
OPERATING ACTIVITIES
Net Income                                                                             $    515       $    536
Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating
         Activities:

         Gains on sales of securities                                                       (26)            --
         Gains on sale of loans                                                              (1)           (42)
         Provision for Possible Loan Losses                                                 113             54
         Depreciation and Amortization                                                      551            527
         (Increase) in Interest Receivable and Other Assets                                (901)          (280)
         Increase (Decrease) in Interest Payable and Other

         Liabilities                                                                       (185)           215
                                                                                       --------        -------
Net Cash Provided Operating Activities                                                       66          1,010

INVESTING ACTIVITIES

Net Decrease in Deposits at Other Banks                                                   1,061          1,832
Purchase of Investments securities available for sale                                   (31,946)       (14,874)
Proceeds from Called Investments securities held
to maturity                                                                              11,000          5,000
Proceeds from Sale of Securities available for sale                                       1,839             --
Proceeds from Called Securities available for sale                                       12,000             --
Proceeds from the sale of loans                                                           1,498          1,957
Net (Increase) Decrease in Loans                                                         (7,006)         4,700
Purchase of Property and Equipment                                                         (224)          (588)
                                                                                       --------        -------
Net Cash                                                                                (11,778)        (1,973)
(Used in) Investing Activities

FINANCING ACTIVITIES

Net Increase in Non-Interest Bearing

Transaction Accounts                                                                      2,972          2,879
Net Increase  in Interest Bearing
Transaction Accounts                                                                     16,876            202
Net (Decrease) in Savings Deposits                                                      (12,055)          (551)
Net Increase (Decrease) in Time Deposits                                                   (137)         2,145
Proceeds from Issuance of Common Stock                                                       --            530
Exercised Options                                                                            24             --
Payment of Cash Dividends                                                                  (402)          (236)
                                                                                       --------        -------
Net Cash Provided by Financing Activities                                                 7,278          4,969
                                                                                       --------        -------
Increase (Decrease) in Cash and Cash Equivalents                                         (4,434)         4,006
Cash and Cash Equivalents at Beginning of Period                                         18,549         16,302
                                                                                       --------        -------
Cash and Cash Equivalents at End of Period                                             $ 14,115        $20,308
                                                                                       ========        =======

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

Note B:           Comprehensive Income
                  --------------------

                  Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources. Presented below is a reconciliation of net income to comprehensive income indicating the component of other comprehensive income:

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                  1998              1997
                                                                  ----              ----
                  Net Income                                     $ 515             $ 536

                  - Other Comprehensive Income:
                    Unrealized Holding Gains (Losses)
                    Arising During the period                      192               214
                  - Less: Reclassified Adjustments for
                    gains included in Net Income                   (26)               --
                                                                 -----             -----

                  Other Comprehensive Income, Before
                  Tax                                              166               214


                  Income Tax Expense Related to items
                  of Other Comprehensive Income                    (56)              (73)


                  Other Comprehensive Income                       110               141
                                                                 -----             -----

                  Comprehensive Income                           $ 625             $ 677
                                                                 =====             =====

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                                   EXHIBIT II

             Statement Regarding Computation of Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of potentially dilutive transactions or conversions. This computation of diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method which could occur if contracts to issue common stock were exercised, such as stock options, and shared in corporate earnings.

The following table presents a summary of per share data and amounts for the period indicated:


YTD                Qualifying                Basic EPS              Basic               Dilutive         Diluted EPS        Diluted
Sept 30            Net Income                 Shares                 EPS                 Shares             Shares            EPS
-------            ----------                ---------              -----               --------         -----------        -------
1998                $514,521                  686,537                $.75                50,865            737,402            $.70
1997                $535,766                  648,533                $.82                57,494            706,027            $.76


Qtr ended
Sept 30
---------
1998                $201,845                  686,537                $.29                50,865            737,402            $.27
1997                $221,594                  648,533                $.40                57,494            706,027            $.31

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

                  The accounting for changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to:
                  1) hedge exposure to change the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as a cash flow hedge, 3) and hedge foreign currency exposure.

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

                  The Corporation and its subsidiary have no internally generated programmed software coding to correct, as substantially all of the software utilized by the Company and its subsidiary is purchased or licensed from external providers.

                  The Corporation and its subsidiary have initiated formal communications with all of its significant suppliers and customers to determine the extent to which the company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for that compliance. However, the response of certain third parties is beyond the control of the Company. To the extent that the Company does not receive adequate responses by December 31, 1998, it is prepared to develop contingency plans, with completion of these plans scheduled for June, 1999.

                  The cost incurred to-date in implementing the year 2000 Plan is approximately $15 thousand and the estimated cost to completion is expected to $150 thousand. The following is an update of the Corporation's strategic plan:

                  Awareness          Assessment        Renovation        Validation         Implementation      Contingency
                  ---------          ----------        ----------        ----------         --------------      -----------
                  Internal 100%      Internal 90%      Internal 80%      Internal 85%       Internal 75%        Internal 75%
                  External  85%      External 85%      External 80%      External 75%       External 75%        External 75%

                  The progress of the Corporation's year 200 plan is being monitored by its regulators. An update of the plan was forwarded to the Federal Deposit Insurance Corporation on October 9, 1998.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

Part I.           FINANCIAL INFORMATION
-------           ---------------------

                  Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Harbor Bankshares Corporation's earnings for the third quarter totaled $202 thousand, a decrease of $20 thousand or 9.0 percent when compared to the third quarter of 1997. Net interest income decreased by $60 thousand or 3.8 percent. The decrease is a result of lower interest income on loans due to the sale of Real Estate loans during February 1997. Other operating income increased by $8 thousand mainly due to ATM transactions. Total expenses decreased by $10 thousand or .67 percent reflecting management efforts in controlling operating cost. The net effect of lower earnings and expenses resulted in the $20 thousand variance.

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

                  Non-interest expense increased by $200 thousand or 4.7 percent to $4.4 million from $4.2 million in 1997. Salaries and employee benefits increased by $56 thousand or 2.9 percent, reflecting additional staff due to expansion and general salary increases. Occupancy and equipment expenses increased by $43 thousand and $20 thousand, respectively, as a result of the expansion and equipment upgrade. Data processing fees increased by $40 thousand mainly due to the ATM network maintenance cost. Goodwill amortization, at $248 thousand, represents 5.6 percent of total non-interest expense. Other expenses increased by $39 thousand or 4.6 percent due to general cost increases in relation to the expansions.

                  Applicable income taxes as of September 30, 1998 were $258 thousand, reflecting a decrease of $46 thousand or 15.1 percent when compared to the same period for 1997. There were no sate taxes payable in 1998.

                  As of September 30, 1998, total deposits were $127 million, reflecting an increase of $7.7 million or 6.4 percent when compared to 1997. Net loans increased by $5.8 million or 7.4 percent. Investment Securities increased by $10.1 million or
                  38.4 percent in the available for sale category. There were no borrowings outstanding as of September 30, 1998.

                  Harbor Financial Services, the subsidiary of the Bank which deals with the sale of insurance, mutual funds, etc. had an operating loss of $9 thousand as of the third quarter of 1998. This loss is reflected in the consolidated financial statements.

                  The Corporation stock is traded privately. As of September 30, 1998, only a few trades were registered ranging from the low of $16.00 per share to the high of $18.00 per share. During February 1998, the Corporation paid a cash dividend of $.25 per share. This dividend reflects an increase of $.05 per share from the dividend paid in 1997.

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

                                    None

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

                         HARBOR BANKSHARES CORPORATION


Date:                                     /s/ Joseph Haskins, Jr.
      ______________                      __________________________

                                          Joseph Haskins, Jr.
                                          President and Chief Executive Officer


Date:                                     /s/ Teodoro J. Hernandez
      ______________                      __________________________

                                          Teodoro J. Hernandez
                                          Treasurer