Form 10KSB40
period 1998-12-31
HARBOR BANKSHARES CORP
filed 1999-03-31
CIK 889608

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 [FEE REQUIRED]


                   For the fiscal year ended December 31, 1998

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 [No Fee Required]

For the transition period from ________________ to _______________

Commission File Number:  0-20990

                          HARBOR BANKSHARES CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)


                Maryland                            52-1786341
       ----------------------------------------------------------------
       (State or other jurisdiction of     (IRS Employer Identification
               incorporation)                      Number)


          25 West Fayette Street                       21201
            Baltimore, Maryland
      ---------------------------------------------------------------
       (Address of principal executive             (Zip Code)
                offices)
      ---------------------------------------------------------------
        Registrant's telephone number:          (410) 528-1800


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

     Yes  XXX         No
        -------------------     -------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The number of shares outstanding of the issuer's classes of common stock as of December 31, 1998, were 653,204 shares and 33,333 non-voting shares with a par value of $0.01. (Note: This information is required as of the latest practical date.)

                          HARBOR BANKSHARES CORPORATION

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-KSB

TABLE OF CONTENTS
-----------------

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . - 2 -

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . - 2 -

The Harbor Bank of Maryland. . . . . . . . . . . . . . . . . . . - 2 -

Competition. . . . . . . . . . . . . . . . . . . . . . . . . . . - 3 -

Supervision and Regulation . . . . . . . . . . . . . . . . . . . - 3 -

Governmental Monetary Policies and Economic Controls . . . . . . - 3 -

Employees. . . . . . . . . . . . . . . . . . . . . . . . . . . . - 4 -

Executive Officers . . . . . . . . . . . . . . . . . . . . . . . - 4 -

Statistical Information. . . . . . . . . . . . . . . . . . . . . - 4 -

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . - 4 -

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . - 5 -

Item 4.  Submission of Matters to a Vote of Security Holders . . - 5 -

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . - 5 -

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters. . . . . . . . . . . . . . . . . . .- 5 -

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.  . . . . . . . . . - 5 -

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . - 5 -

Item 8.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure. . .. . . . . . . . - 5 -

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . - 5 -

Item 9.  Directors and Executive Officers of the Registrant. . . - 5 -

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . - 6 -

                                                HARBOR BANKSHARES CORPORATION

Item 11.  Security ownership of certain beneficial owners
          and management. . . . . . . . . . . . . . . . . . . . .- 6 -

Item 12.  Certain relationships and related transactions . . . . - 6 -

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . - 6 -

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . - 6 -

CONSOLIDATED AVERAGE STATEMENTS OF CONDITION AND RATIOS. . . . . - 8 -

CAPITAL SCHEDULE . . . . . . . . . . . . . . . . . . . . . . . . - 9 -

CONSOLIDATED STATEMENTS OF INCOME. . . . . . . . . . . . . . . .- 10 -

AVERAGE RATES EARNED OR PAID FOR THE YEARS 1998, 1997 AND 1996 .- 11 -

Analysis of Changes in Net Interest Income . . . . . . . . . . .- 12 -

INTEREST VARIANCE ANALYSIS . . . . . . . . . . . . . . . . . . .- 12 -

INVESTMENT SECURITIES. . . . . . . . . . . . . . . . . . . . . .- 13 -
     Maturity Distribution . . . . . . . . . . . . . . . . . . .- 13 -
     Weighted Average Interest Rate at December 31, 1998 . . . .- 13 -
     Carrying amount and the market value at 1998 and 1997:. . .- 13 -

FIVE-YEAR LOAN DISTRIBUTION. . . . . . . . . . . . . . . . . . .- 14 -
     Five-Year Loan Distribution at December 31
     (dollars in thousands). . . . . . . . . . . . . . . . . . .- 14 -
     Five-Year Loan Distribution at December 31
     (expressed as percentages). . . . . . . . . . . . . . . . .- 14 -

SUMMARY OF LOAN LOSS EXPERIENCE. . . . . . . . . . . . . . . . .- 15 -

RISK ELEMENTS OF LOAN PORTFOLIO. . . . . . . . . . . . . . . . .- 16 -

NON-ACCRUAL LOANS AT DECEMBER 31, 1998 AND DECEMBER 31, 1997 . .- 16 -

Potential Problem Loans. . . . . . . . . . . . . . . . . . . . .- 16 -

MATURITY OF LOANS AS OF DECEMBER 31, 1998. . . . . . . . . . . .- 17 -

LOANS CLASSIFIED BY SENSITIVITY TO CHANGES IN INTEREST RATES . .- 17 -

MATURITIES OF TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
     OUTSTANDING AT DECEMBER 31, 1998 AND 1997 . . . . . . . . .- 18 -

LONG AND SHORT TERM BORROWINGS . . . . . . . . . . . . . . . . .- 18 -

BORROWINGS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997. . . .- 18 -

                                                  HARBOR BANKSHARES CORPORATION

Documents Incorporated by Reference
-----------------------------------

     Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 and the Registrant's 1999 Proxy Statement are incorporated by reference into Parts I and II.


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

     The Harbor Bank of Maryland is a commercial bank headquartered in Baltimore, Maryland. The Bank conducts a general commercial and retail business. The Bank was opened on September 13, 1982 and was incorporated under the laws of the State of Maryland. During the second and third quarters of 1994, the Corporation, through its subsidiary, The Harbor Bank of Maryland acquired three
(3) branch locations from the Resolution Trust Corporation; two (2) located in Baltimore City, and one (1) located in Riverdale, Prince George's County. A new branch location was opened during December 1995 in Baltimore County, expanding the market area of the Bank. During May, 1997, The Harbor Bank of Maryland, opened a de novo Branch location in the East side of Baltimore City, and on January 19, 1999, a de novo branch was also opened in the West side of the City, creating a new market area for the Bank.

     Harbor Financial Services, a company dealing with the sale of mutual funds, stocks, insurance etc., was established as a subsidiary of the Bank during May 1997, in order to compete with that expanding market. This subsidiary had a profit of $9 thousand during 1998.

     The Bank conducts general banking business in eight (8) locations and serves primarily the Baltimore Metropolitan area. It offers checking, savings and time deposits, commercial, real estate, personal, home improvement, automobile and other installment loans, credit cards and term loans. The Bank is also a member of a local and national ATM network. The retail nature of the Bank allows for full diversification of deposits and borrowers so it is not dependent upon a single or a few customers.

                                                  HARBOR BANKSHARES CORPORATION

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

                                                  HARBOR BANKSHARES CORPORATION

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

Employees
---------

     At December 31, 1998, Harbor Bankshares Corporation and its subsidiary employed 75 individuals, of which 26 were officers and 49 were full-time employees.

Executive Officers
------------------

     Information concerning executive officers of the Corporation is listed below:


EXECUTIVE OFFICERS          Age    Position


Joseph Haskins, Jr.         51     Chairman, President and
                                   Chief Executive
                                   Officer of the Bank and Corporation

John Paterakis              70     Chairman of the Executive
                                   Committee of the
                                   Corporation and the Bank

Teodoro J. Hernandez        53     Treasurer of the
                                   Corporation and Vice
                                   President and Cashier of
                                   the Bank

George F. Vaeth, Jr.        65     Secretary of the
                                   Corporation and the Bank

Statistical Information
-----------------------

     The statistical information required in this section is incorporated herein by reference from the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 and from pages 9 through 21 of this form 10-KSB.

Item 2.  Properties
-------------------

     The Corporation's Headquarters is located at 25 West Fayette Street, Baltimore, Maryland 21201. The lease agreement for this location is approximately 12,777 square feet with a term of ten (10) years, and a renewable option of five (5) years.

     The Bank also maintains another seven (7) leased branch offices; four (4) located in Baltimore City, one (1) located in Prince George's County, Maryland and two (2) located in Baltimore County, Maryland.

                                                  HARBOR BANKSHARES CORPORATION

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None

PART II
-------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     Information listed under "Shareholder Information" in the Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference with respect to prices for the Registrant's common stock and the dividends paid thereon. The number of Shareholders of Record as of December 31, 1998 was 729.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

     Information required by this item is incorporated by reference from information appearing under the caption, "Corporate Financial Review" appearing on pages 1 through 9 of the Management Discussion and Analysis section of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, and from pages 8 through 18 this Form 10-KSB.

Item 7.  Financial Statements
-----------------------------

     Information required by Item 7 is incorporated by reference from information appearing on pages 1 through 22 in the Audited Consolidated Financial Statements section of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998.


Item 8.  Changes In and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None


PART III
--------

Item 9.  Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     Information required by this item is incorporated by reference from information appearing under the caption, "Election of Directors" on pages 2 to 8 of the Registrant's 1999 Proxy statement and page 4 of this report under the caption of "Executive Officers" of the Registrant.

                                                  HARBOR BANKSHARES CORPORATION

Item 10.  Executive Compensation
--------------------------------

     Information required by this item is incorporated by reference from information appearing under the caption "Executive Compensation" on pages 9 to 11 of the Registrant's 1999 Proxy Statement.

Item 11.  Security ownership of certain beneficial owners and management
------------------------------------------------------------------------

     Information required by Item 11 is incorporated by reference from information appearing on pages 2 to 8 of the Registrant's 1999 Proxy Statement, under the caption of "Election of Directors" of the Registrant.

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


PART IV
-------

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits

     (1) The following consolidated financial statements of the Registrant and its subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated herein by reference in Item 8:

     Consolidated Statements of Condition
          As of December 31, 1998 and 1997

     Consolidated Statements of Income
          Years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Changes in Shareholders' Equity
          Years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows
          Years ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

     Report of PricewaterhouseCoopers, LLP, Independent Auditors.

     Harbor Bankshares Corporation 1999 Proxy Statement

                                                  HARBOR BANKSHARES CORPORATION

     All other schedules to the consolidated financial statements required by
Article 9 of Regulation S-X and all other schedules to the financial statements of the Registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (2)  List of financial items attached:

       Consolidated Average Statements of Condition
       Consolidated Statements of Income
       Schedule of Average Rates
       Interest Variance Analysis
       Investment Securities - Book Value
       Investment Securities - Weighted Rate by Maturity
       Investment Securities - Market Value
       Investment Securities - Maturities
       Loan Distribution
       Risk Elements of Loan Portfolio
       Summary of Loan Loss Experience
       Loan Maturities and Sensitivity
       Time Certificates - $100,000 Maturities

(b) No reports on Form 8-k were filed during the last quarter of the period covered by this report.

                                                  HARBOR BANKSHARES CORPORATION

             CONSOLIDATED AVERAGE STATEMENTS OF CONDITION AND RATIOS
                             (dollars in thousands)

Year ended December 31,

                                                      1998      1997      1996
                                                      ----      ----      ----
ASSETS

U.S. Treasury Securities                              $ --      $ --      $ --
U.S. Government Agencies                            36,970    21,244    14,880
Interest-Bearing Deposits with                       2,235     4,408     7,064
Other Banks
FHLB Stock and Other Securities                        514       599       561
Federal Funds Sold                                  12,870    10,752     3,103
                                                    ------    ------    ------
                                                 $  52,589 $  37,003  $ 25,608

LOANS
-----
Commercial Loans                                    14,053     9,592     7,451
Real Estate Mortgages                               63,005    68,945    70,697
Consumer Loans                                       3,444     3,895     3,010
                                                    ------    ------    ------
Loans Net of Unearned Income                        80,502    82,432    81,158
                                                    ------    ------    ------
Total Earning Assets                             $ 133,091 $ 119,435 $ 106,766
Allowance for Possible Losses                        (682)     (846)     (880)
Other Assets                                        12,550    12,531    10,410
                                                    ------    ------    ------
           TOTAL ASSETS                          $ 144,959 $ 131,120 $ 116,296
                                                 ========= ========= =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Non-Interest Bearing Deposits                    $  12,402 $  10,209 $  9,316
Interest-Bearing Transaction Accounts               25,282    14,828   15,798
Savings                                             37,559    39,485   35,671
Time - $100,000 or more                             22,170    18,195   11,792
Other Time                                          30,313    32,198   28,329
                                                 --------- --------- --------
          TOTAL DEPOSITS                         $ 127,726 $ 114,915 $100,906

Other Borrowed Money                                ----      ----      1,452
Notes payable                                         5796     5,796    5,796
Other Liabilities                                      911       820      588
                                                 --------- ---------  -------
         TOTAL LIABILITIES                       $ 134,433 $ 121,531 $109,042
SHAREHOLDERS' EQUITY                             $  10,526 $   9,589 $  7,254
                                                 --------- ---------  -------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                           $ 144,959 $ 131,120 $116,296
                                                 ========= ========= ========


RATIOS

Average Equity to Average Total Assets               7.26%     7.31%    6.24%
Return on Assets                                      .50%      .53%     .49%
Return on Equity                                     6.86%     7.30%    7.90%
Dividend Payout Ratio                                23.4%    18.09%   15.10%

                                                  HARBOR BANKSHARES CORPORATION

CAPITAL SCHEDULE

     Risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. Harbor Bankshares Corporation had total consolidated assets of $185 million at December 31, 1998. Disclosed below are the capital ratios of the Corporation:



                                      Harbor Bankshares           Regulatory
                                      -----------------           ----------
                                         Corporation             Requirements
                                         -----------             ------------
Primary Capital                             3.96%                    4.0%
Risk-Based Capital                          8.49%                    8.0%


Primary capital returned to 4.29% as of January 31. 1999, which is within the established regulatory requirements.

                                                  HARBOR BANKSHARES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

Year ended December 31,                        1998       1997      1996
                                               ----       ----      ----
INTEREST AND FEES ON LOANS
     Commercial Loans                       $ 1,326   $    922  $    732
     Real Estate Mortgages                    6,009      6,670     6,702
     Consumer Loans                             407        447       371
                                            -------   --------  --------
TOTAL Interest and Fees on Loans(1)         $ 7,742   $  8,039  $  7,805
Interest on Taxable Investment Securities     2,476      1,407       976
Interest on Other Investments(2)                162        290       400
Interest on Federal Funds Sold                  702        633       165
                                            -------   --------  --------
     TOTAL Interest Income                   11,082     10,369     9,346

INTEREST EXPENSE
     Savings                                  1,266      1,364     1,235
     Interest-Bearing Transaction Accounts      798        371       412
     Time - $100,000 or more                  1,241      1,011       635
     Other Time                               1,541      1,742     1,497
     Other Borrowed Money                        --         --        81
     Interest on Notes Payable                  297        310       309
                                            -------   --------   -------
     TOTAL Interest Expense                   5,143      4,798     4,169
Net Interest Income                           5,939      5,571     5,177
Provision for Possible Credit Losses            213         72        60
Net Interest Income After Provision for       5,726      5,499     5,117
Possible Credit Losses                      -------   --------   -------
Other Income                                  1,277      1,229       759
Investment Security Gains                        26        213      ----
Other Expenses                                5,984      5,840     4,888
                                            -------   --------   -------
Income Before Taxes                           1,045      1,101       988
Applicable Income Tax                           317        401       415
                                            -------   --------   -------
NET INCOME                                 $    728      $ 700     $ 573
                                           ========   ========   =======

PER COMMON SHARE
     NET INCOME                            $   1.06      $1.07     $1.07
                                           ========   ========   =======
     Dividends per Share                   $    .25     $  .20    $  .20
                                           ========   ========   =======

NOTES ON CONSOLIDATED STATEMENTS OF INCOME:

(1) Loan fees, which are included in Interest Income, were $262 in 1998, $228 in 1997, $291 in 1996.

(2)  Certificates of Deposit with other financial institutions.

                                                  HARBOR BANKSHARES CORPORATION

         AVERAGE RATES EARNED OR PAID FOR THE YEARS 1998, 1997 AND 1996


Year ended December 31,                        1998       1997       1996
                                               ----       ----       ----
     Commercial Loans                         9.44%      9.61%      9.82%
     Real Estate Mortgages                    9.57%      9.67%      9.48%
     Consumer Loans                          11.82%     11.48%     12.33%
     Taxable Investment Securities            6.69%      6.62%      6.56%
     Other Investments(1)                     5.89%      5.79%      5.66%
     Federal Funds Sold                       5.45%      5.89%      5.32%
                                             -----      -----      -----
           TOTAL Earning Assets               8.33%      8.68%      8.75%

AVERAGE RATES PAID

     Interest Bearing Transaction Accounts    3.16%      2.50%      2.61%
     Savings                                  3.38%      3.45%      3.46%
     Time - $100,000 or more                  5.59%      5.56%      5.39%
     Other Time                               5.08%      5.41%      5.28%
     Other Borrowed Money                        --         --      5.58%
     Notes Payable                            5.12%      5.35%      5.33%
                                              ----       ----       ----
     TOTAL Interest Bearing Deposits          4.25%      4.34%      4.55%
     NET YIELD ON EARNING ASSETS              4.08%      4.34%      4.20%

(1)  Certificates of Deposit with other financial institutions.

                                                  HARBOR BANKSHARES CORPORATION


ANALYSIS OF CHANGES IN NET INTEREST INCOME
------------------------------------------

                           INTEREST VARIANCE ANALYSIS
                           --------------------------
                                 (in thousands)




                                1998 COMPARED TO 1997                                 1997 COMPARED TO 1996
                                Increase (Decrease) due to:                           Increase (Decrease) due to:
                                --------------------------------------------------------------------------------------
                                Volume         Rate          Net                      Volume        Rate          Net
                                ------         ----          ---                      ------        ----          ---

INTEREST INCOME
Loans                          $ (188)         $ (109)       $ (297)                  $ 122         $ 112      $    234
Investment Securities           1,041              28         1,069                     417            14           431
Federal Funds Sold                125             (56)           69                     407            61           468
Other Interest Bearing
Assets (1)                       (130)              2          (128)                   (148)           38          (110)
                              --------         -------       -------                  ------        -----      ---------
TOTAL Interest Income         $   848          $ (135)       $  713                   $ 798         $ 225      $  1,023
                              ========         =======       =======                  ======        =====      =========


INTEREST EXPENSE

Interest-Bearing
Transaction Accounts          $   261          $  166        $  427                   $  23         $ (64)     $   (41)
Savings                           (66)            (32)          (98)                    131            (2)         129
Time - $100,000 or more           221               9           230                     345            31          376
Other Time                       (102)            (99)         (201)                    204            41          245
Other Borrowed Money               --              --            --                     (81)           --          (81)
Notes Payable                      --             (13)         (13)                      --             1            1
                              --------         --------      --------                 -------       -------    ----------
TOTAL INTEREST EXPENSE        $   314          $   31        $ 345                    $ 622         $   7      $   629
                              ========         ========      ========                 =======       =======    ==========
NET INTEREST INCOME           $   534          $ (166)       $ 368                    $ 176         $ 218      $   394
                              ========         ========      ========                 =======       =======    ==========


Note: Loan fees, which were included in interest income were $262 in 1998, $228 in 1997, and $291 in 1996.

      A change in Rate/Volume has been allocated to the change in rate.

(1) Certificates of Deposit with other financial institutions.

                                                   HARBOR BANKSHARES CORPORATION

                  INVESTMENT SECURITIES (dollars in thousands)
                  ---------------------

Maturity Distribution
---------------------

                               U.S. Treasury           U.S.             Other          TOTAL
                                                 Government        Securities
                                                   Agencies
Maturing Within                --                 $   17,152        $   --          $   17,152
One Year

Maturing After                 --                         --            --                  --
One But Within Five Years

Maturing After                 --                      9.925            --               9,925
Five But Within Ten Years

Maturing After Ten Years       --                     44,690           485              45,175
                              ----                 ---------        ------           ---------

TOTAL                        $ --                   $ 71,767         $ 485            $ 72,252
                             =====                 =========        ======           =========

Weighted Average Interest Rate at December 31, 1998
---------------------------------------------------

                                                        U.S.
                                                  Government            Other
                            U.S. Treasury           Agencies       Securities         TOTAL
                          ----------------      ------------      -----------       ---------

Maturing Within                        --              4.95%               --           4.95%
One Year

Maturing After                         --                --                --             --
One But
Within Five Years

Maturing After                         --              6.20%               --            6.20%
Five But
Within Ten Years

Maturing After                         --              6.71%             7.25%           6.98%
Ten Years                            ----             ------             -----         -------

TOTAL                                  --              5.95%             7.25%           6.60%
                                     ====             ======            =====          =======

Carrying amount and the market value at 1998 and 1997:
------------------------------------------------------

                                          1998                    1997                    1996
                                    ----------------------------------------------------------------------

                                      Book      Market        Book      Market        Book        Market
                                   -------    --------      -------   --------      -------     ---------
U.S. Treasury                       $   --      $   --       $   --     $   --       $   --        $   --
U.S. Government Agency              72,092      71,763       28,913     28,915       15,992        15,876
Other Securities                       485         485          600        600          593           593
                                    ------      ------      -------    -------      -------       -------
TOTAL                              $72,577      72,248      $29,513    $29,515      $16,585       $16,469
                                   =======      ======      =======    =======      =======       =======

                                                  HARBOR BANKSHARES CORPORATION

                       FIVE-YEAR LOAN DISTRIBUTION
                       ---------------------------

Five-Year Loan Distribution at December 31 (dollars in thousands)
-----------------------------------------------------------------

                               1998              1997             1996               1995             1994
                               ----              ----             ----               ----             ----

Commercial Loans           $ 20,710           $ 9,041          $ 9,612            $ 5,891          $ 3,761

Real Estate                  61,705            65,461           72,017             69,414           52,418
Mortgages

Consumer Loans                3,382             3,768            3,713              2,804            2,122
                           --------          --------         --------           --------         --------
     TOTAL                 $ 85,797          $ 78,270         $ 85,342           $ 78,109         $ 58,301
                           ========          ========         ========           ========         ========


Five-Year Loan Distribution at December 31 (expressed as percentages)
---------------------------------------------------------------------

                              1998              1998              1997               1996              1994
                              ----              ----              ----               ----              ----
Commercial Loans              24.14%           11.55%            11.26%              7.54%            6.45%
Real Estate Loans             71.92%           83.64%            84.39%             88.87%           89.91%
Consumer Loans                 3.94%            4.81%             4.35%              3.59%            3.64%
                              ------           ------            ------             ------           ------
     TOTAL                    100.0%           100.0%            100.0%             100.0%           100.0%
                              ======           ======            ======             ======           ======

                                                  HARBOR BANKSHARES CORPORATION


                         SUMMARY OF LOAN LOSS EXPERIENCE
                         -------------------------------
                             (dollars in thousands)


Year ended December 31,               1998             1997             1996             1995            1994
                                      ----             ----             ----             ----            ----


BALANCE AT BEGINNING OF PERIOD       $ 654            $ 889            $ 817             $ 658          $ 428

LOANS CHARGED OFF:

      Commercial Loans                  --               58               14               ---              4
      Real Estate Mortgages             54               95                5                 6             19
      Consumer Loans                   149              160               34                29              8
                                     -----            -----            ------            -----           -----
      TOTAL LOANS CHARGED OFF        $ 203            $ 313             $ 53              $ 35           $ 31

RECOVERIES OF LOANS:

      Commercial Loans                  --                1               57                 1              2
      Real Estate Mortgages              3              ---              ---                 6            ---
      Consumer Loans                    32                5                8                 4             11
                                     -----            -----             -----            ------          -----
      TOTAL LOANS RECOVERED             35                6               65                11             13

Net Loans Charged Off                  168              307              (12)               24             18
                                     -----            -----             -----            ------          -----

Provisions Charged to Operations       213               72               60               183            248
                                     -----            -----             -----            ------          -----

Balance at End of Period             $ 699            $ 654            $ 889             $ 817          $ 658
                                  ========         ========         ========          ========       ========

Daily Average Amount of Loans     $ 80,502         $ 82,432         $ 81,158          $ 74,911       $ 42,271
                                  ========         ========         ========          ========       ========
Allowance for Possible Loan
Losses to Loans Outstanding            .81%             .83%            1.04%             1.09%          1.13%
                                  ========         ========         ========          ========       ========
Net Charge Offs to Average             .21%             .37%            (.01%)             .03%           .04%
Loans Outstanding                 ========         ========         ========          ========       ========


                                                  HARBOR BANKSHARES CORPORATION


                         RISK ELEMENTS OF LOAN PORTFOLIO
                         -------------------------------
                                 (in thousands)



December 31             1998      1997       1996      1995      1994
                        ----      ----       ----      ----      ----

Non-Accrual Loans    $ 1,107     $ 770      $ 284      none     $ 200

Accruing                 547     1,948        276       481       143
Loans Past
Due 90 Days
or more

Restructured Loans      none      none       none      none      none
                     =======    ======      ======    ======   =======


NON-ACCRUAL LOANS AT DECEMBER 31, 1998 AND DECEMBER 31, 1997
------------------------------------------------------------


                                      1998                1997
                                      ----                ----

Interest Income that Would            $ 94                $ 13
Have Been Recorded                    ----                ----
Under Original Terms

Interest Income Recorded              $ --                $ --
during the Period                     ----                ----


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


Potential Problem Loans
-----------------------

     At December 31, 1998, the Corporation had $2.0 million in loans for which the borrowers are experiencing financial difficulties. Those loans are subject to constant management attention and their classification is reviewed monthly.

     As of December 31, 1998, 71.9% of the Corporation's loan portfolio was secured by real estate, mainly 1-to- 4 family residential properties.

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

     Management allocates the reserve for possible loan losses by type of loan based on the experience method and actual potential losses. Both performing and non-performing loans are also reviewed periodically to identify high risk assets and their potential impact upon the reserve. Based on all information known to date, management does not expect net losses as a percentage of average loans in 1999 to exceed the 1998 levels.

                                                  HARBOR BANKSHARES CORPORATION

MATURITY OF LOANS AS OF DECEMBER 31, 1998
-----------------------------------------



                           Commercial         Real Estate         Consumer        TOTAL
                                Loans           Mortgages            Loans

Maturing Within One Year     $ 10,491             $ 6,455          $ 1,750      $ 18,696


Maturing After One Year         5,031               1,759            1,196      $  7,986
But Within Five Years

Maturing After Five Years       5,188              53,491              436      $ 59,115
                            ---------            --------          -------      --------
TOTAL                        $ 20,710            $ 61,705          $ 3,382      $ 85,797
                            =========            ========          =======      ========



LOANS CLASSIFIED BY SENSITIVITY TO CHANGES IN INTEREST RATES
------------------------------------------------------------

                                      Fixed Interest       Adjustable Interest           TOTAL
                                          Rate Loans                Rate Loans           -----
                                      --------------                ----------

Maturing Within One Year                    $ 11,303                  $ 26,847        $ 38,150
Maturing After One                             6,781                       210           6,991
But Within Five Years
Maturing After Five Years                     40.656                       ---          40,656
                                            --------                  --------        --------
TOTAL                                       $ 58,740                  $ 27,057        $ 85,797
                                            ========                  ========        ========


                                                  HARBOR BANKSHARES CORPORATION

MATURITIES OF TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE OUTSTANDING AT
-----------------------------------------------------------------------------
DECEMBER 31, 1998 AND 1997
--------------------------


                                   1998                 1997
                                   ----                 ----
Three months or less           $ 12,548              $ 4,521
Three to six months               5,299                1,980
Six to twelve months              9,296                2,939
Over twelve months                4,209               11,506
                               --------             --------
TOTAL                          $ 31,352             $ 20,946


LONG AND SHORT TERM BORROWINGS
------------------------------

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



BORROWINGS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
---------------------------------------------------------
(dollars in thousands)


                                              1998                 1997
                                              ----                 ----


Amount outstanding at period-end:          $ 5,796              $ 5,796
   Long-term promissory note
   Borrowings from FHLB

Average outstanding:                       $ 5,796              $ 5,796
   Long-term promissory note
   Borrowings from FHLB

Weighted average interest rate                5.12%                5.34%
during the period:
Long-term promissory note
Borrowings from FHLB

                                                  HARBOR BANKSHARES CORPORATION


     Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 HARBOR BANKSHARES CORPORATION


By:    /s/ Teodoro J. Hernandez
       __________________________________________________

Title: Treasurer
       __________________________________________________

Date:  3/25/99
       __________________________________________________



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

Date: __________________________________________________



By:   __________________________________________________

Title: __________________________________________________

Date: __________________________________________________

                                                  HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

                          HARBOR BANKSHARES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                  TABLE OF CONTENTS: CORPORATE FINANCIAL REVIEW
                  ---------------------------------------------

CONSOLIDATED FIVE-YEAR SELECTED FINANCIAL DATA . . . . . . . . . . .- 1 -

OVERVIEW . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .- 2 -

NET INTEREST INCOME. . . . . . . . . . . . . . . . . . . . . . . . .- 2 -

PROVISION FOR LOAN LOSSES. . . . . . . . . . . . . . . . . . . . . .- 3 -

OTHER OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . .- 3 -

OTHER OPERATING EXPENSES . . . . . . . . . . . . . . . . . . . . . .- 3 -
     Non-Interest Expenses Summary . . . . . . . . . . . . . . . . .- 4 -

APPLICABLE INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . .- 4 -

CREDIT RISK ANALYSIS . . . . . . . . . . . . . . . . . . . . . . . .- 4 -

ASSET AND LIABILITY MANAGEMENT . . . . . . . . . . . . . . . . . . .- 5 -

     INTRODUCTION. . . . . . . . . . . . . . . . . . . . . . . . . .- 5 -

     LIQUIDITY . . . . . . . . . . . . . . . . . . . . . . . . . . .- 5 -

     INTEREST RATE SENSITIVITY . . . . . . . . . . . . . . . . . . .- 6 -
          Cumulative Interest Sensitive Gap. . . . . . . . . . . . .- 7 -

LONG AND SHORT TERM BORROWINGS . . . . . . . . . . . . . . . . . . .- 7 -

CAPITAL RESOURCES. . . . . . . . . . . . . . . . . . . . . . . . . .- 7 -

CHANGES IN FINANCIAL POSITION. . . . . . . . . . . . . . . . . . . .- 8 -

FINANCIAL ANALYSIS - 1997 AND 1996 . . . . . . . . . . . . . . . . .- 8 -

                                                  HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .- 9 -
     YEAR 2000 COMPLIANCE. . . . . . . . . . . . . . . . . . . . . - 10 -

SUPPLEMENT TO 1998 ANNUAL REPORT TO STOCKHOLDERS . . . . . . . . . - 11 -
     BOARD OF DIRECTORS. . . . . . . . . . . . . . . . . . . . . . - 11 -
     EXECUTIVE OFFICERS. . . . . . . . . . . . . . . . . . . . . . - 11 -
     ADVISORY BOARD. . . . . . . . . . . . . . . . . . . . . . . . - 11 -

SHAREHOLDER INFORMATION. . . . . . . . . . . . . . . . . . . . . . - 12 -

     MARKET SUMMARY OF STOCK . . . . . . . . . . . . . . . . . . . - 12 -

     CASH DIVIDENDS. . . . . . . . . . . . . . . . . . . . . . . . - 12 -

     TRANSFER AGENT AND REGISTRAR. . . . . . . . . . . . . . . . . - 12 -

     SEC FORM 10-KSB . . . . . . . . . . . . . . . . . . . . . . . - 12 -

--------------------------------------------------------------------------------

TABLE OF EXHIBITS
-----------------

     A Consolidated Five-year Statement: Average Balances, Yields/Rates and
       Income Expense at December 31 for each of the five years from 1994 through 1998

     B Summary of Loan Loss Experience and Allocation of Allowance for Loan
       Losses

     C Interest Variance Analysis: A summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates

     D Data and information at December 31, 1998 as to: 1) Maturities of
       Certificates of Deposit of $100,000 or more, 2) the Corporation's loan portfolio by type of loan, and 3) a Summary of the Corporation's Investment Securities portfolio as of that date.

     E Consolidated Quarterly Results of Operations, Market Prices and Dividends

                                                  HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

                 CONSOLIDATED FIVE-YEAR SELECTED FINANCIAL DATA
                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

(In thousands, except per share data)

                         Year ended December 31,

                                  1998      1997      1996     1995      1994
                                -------   -------   -------   ------   -------
OPERATING DATA
--------------
Interest Income                 $11,083   $10,369   $ 9,345  $ 8,490   $ 6,537
Interest Expense                  5,143     4,797     4,170    3,631     2,526
                                -------    ------     -----    -----     -----
Net Interest Income             $ 5,940   $ 5,572   $ 5,175  $ 4,859   $ 4,011
Provision for Loan Losses           213        72        60      183       248
Other Operating Income            1,302     1,441       760      635       786
Other Operating Expenses          5,984     5,840     4,912    4,181     3,554
                                -------     -----     -----    -----     -----
Income Before Taxes             $ 1,045   $ 1,101   $   963  $ 1,130   $   995
Income Taxes                        317       401       390      451       370
                                  -----     -----       ---      ---       ---
Net Income                      $   728   $   700   $   573  $   679   $   625
                                 ======     =====       ===      ===       ===

PER SHARE DATA
--------------
Net Income - Basic              $  1.06   $  1.07   $  1.07  $  1.59      1.46
Net Income - Diluted            $   .91   $   .99   $   .97  $  1.51   $  1.37
Dividend                        $   .25   $   .20   $   .20  $   .20   $   .14
Book Value                      $ 15.54   $ 15.07   $ 14.21  $ 13.17   $ 11.77

BALANCE SHEET DATA
------------------
Total Assets                   $184,723  $135,874  $129,651 $113,316  $106,069
Deposits                        167,482   118,935   114,124  101,098    94,726
Total Net Loans                  85,097    77,616    84,453   77,292    57,643
Total Shareholders' Equity       10,669    10,301     9,001    5,641     5,059
Return on Average Assets           .50%      .53%      .49%     .64%      .70%
Return on Average Equity           6.9%      7.3%      7.9%    12.8%     13.5%
Stockholders' Equity to Assets     3.9%      7.6%      6.9%     4.9%      4.8%
Average Equity to Average Assets   4.9%      7.3%      6.2%     4.9%      5.2%
Dividend payout ratio%            23.4%     18.1%     15.1%    12.7%     14.0%

                                                 HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                           CORPORATE FINANCIAL REVIEW
                           --------------------------
OVERVIEW
--------

      Harbor Bankshares Corporation (the "Corporation") continued its development during 1998, achieving a record growth in total assets of $49 million, or 36.0%. Total assets for the Corporation as of December 31, 1998 were $185 million compared to $136 million for 1997. Deposits also achieved a record growth of $48 million or 40.3%. Total deposits as of year end 1998 were $167 million.

      The Corporation also continued during 1998 to develop and implement plans in order to assess and correct the problem that the new millennium may bring, including testing of present systems as well as evaluation of service providers and borrowers.

      Net earnings for Harbor Bankshares Corporation, were $728 thousand for 1998, compared to $700 thousand for 1997, an increase of $28 thousand or 4.0%. The Corporation's subsidiary, the Harbor Bank of Maryland, achieved earnings of $924 thousand in 1998, with a Return on Average Assets of .64%.

      The Corporation's Return on Average Assets (ROAA) was .50%, compared to .53% earned during 1997, reflecting the continued cost of expansions. Return on
Average Equity (ROAE) was 6.9% for 1998 compared to 7.3% for 1997.

NET INTEREST INCOME
-------------------

      Net interest income is the difference between interest income and related fees on earning assets and the interest expense incurred on deposits and other borrowings. Net interest income continued to be the Corporation's main source of earnings. Net interest income increased to $5.9 million in 1998 from $5.6 million in 1997.

      Total interest income increased by $714 thousand or 6.9% to $11.1 million for 1998 when compared to the $10.4 million earned during 1997. A growth in total average earning assets of 11.4% mainly in the investment portfolio was the main reason for the increase.

      Total interest expense increased by $346 thousand or 7.2% to $5.1 million in 1998 from $4.8 million in 1997. This increase was mainly due to the growth in savings and time deposits. The growth in the deposit area is reflected in the increase of the investment portfolio.

     Net interest margin for 1998 was 4.46% compared to 4.71% for 1997.

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

      The table attached as Exhibit A compares the consolidated average balances, interest income, interest expense and yields for a five-year period.

PROVISION FOR LOAN LOSSES
-------------------------

      The provision for loan losses was $213 thousand for 1998, an increase of $141 thousand from the $72 thousand provided in 1997. The reserve level is monitored closely by management on a quarterly basis based on charge-off experience and analysis of the past due and non-performing loans. The reserve level as of December 31, 1998 is considered adequate. The Corporation maintains a highly collateralized loan portfolio consisting mainly of residential and commercial mortgage loans; charge-offs decreased from $313 thousand in 1997 to $203 thousand in 1998. Recoveries totaled $35 thousand for 1998. The ratio of the loan loss reserve to outstanding loans was .81% for 1998 and .84% for 1997. Exhibit B is illustrative of the Loan Loss Experience and Allocation for Loan Loss over a five-year period.


OTHER OPERATING INCOME
----------------------

      Non-interest income decreased by $139 thousand or 9.6% to $1.3 million in 1998. ATM fees were $336 thousand for 1998, representing 25.8% of total operating income. Included in the 1997 non- interest income were $41 thousand of gain on sale of loans, $213 thousand of gain on securities sales and $90 thousand of originated servicing rights. The 1998 non-interest income only reflected $26 thousand of securities sales and $42 thousand of originated servicing rights.

Non-Interest Income Summary (in thousands)

                                       1998       1997    1996    1995  1994
                                     --------   -------  ------  -----  -----
Service charges on deposit accounts   $   609   $   610    $591   $491   $464
ATM fees                                  336       299      25     --     --
Gain on sale of loans                      --        42      --     --    218
Gain on sale of securities                 26       212      --     --     --
Originated mortgage servicing rights       42        90      --     --     --
Other non-interest income                 289       188     144    144    104
                                     --------     -----  ------  -----   -----
Total non-interest income              $1,302    $1,441    $760   $635   $786
                                     ========     =====  ======  =====   =====


OTHER OPERATING EXPENSES
------------------------

      Non-interest expenses of $6.0 million in 1998, increased by $144 thousand or 2.5% when compared to $5.8 million in 1997. Salaries and benefits of $2.6 million in 1998 reflect an increase of $61 thousand or 2.3% when compared to the prior year salary and benefit cost. Other expenses increased by $83 thousand or 2.6%. Constant monitoring of controllable expenses by management

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

resulted in the modest increase in the non-interest expenses. Goodwill amortization of $331 thousand in 1998 remained the same as 1997.

Non-Interest Expenses Summary (In thousands)

                                   1998     1997     1996     1995     1994

Salaries and employee benefits  $ 2,672   $ 2,611  $ 2,152  $ 1,903  $ 1,550
Occupancy expense, net              737       678      533      434      356
Furniture and Equipment             408       386      249      201      122
Data Processing Fees                604       565      398      338      267
Professional Fees                   117       131      101       99       96
Goodwill Amortization               331       331      331      331      144
FDIC Insurance                       37        36      318      166      147
Other Non-Interest Expense        1,078     1,102      830      709      872
                                -------   -------  -------  -------  -------
Total Non-Interest Expense      $ 5,984   $ 5,840  $ 4,912  $ 4,181  $ 3,554
                                =======   =======  =======  =======  =======

APPLICABLE INCOME TAXES
-----------------------

      Applicable income taxes includes current and deferred portions which are detailed in Note 7 of the audited consolidated financial statements. At $317 thousand, taxes represented 30.3% of income before taxes for 1998 and $401 thousand or 36.4% for 1997, which is attributable to the change in the treatment of interest on U.S. Treasury securities for state tax purposes.


CREDIT RISK ANALYSIS
--------------------

      The Corporation, through its subsidiary, The Harbor Bank of Maryland, has in place credit policies and procedures designed to control and monitor credit risk. Credit analysis and loan review functions have provided a check and balance system for assessing initial and ongoing risk associated with the lending process.

      Non-performing loans, comprised of non-accruing loans and accruing loans 90 days or more past due, were $1.6 million or 1.9% of gross loans outstanding at the end of 1998. This compares with $2.7 million or 3.5% of gross loans outstanding at the end of 1997. The decrease in non-performing loans reflects management increased efforts in resolving troubled debt. Other Real Estate Owned
(OREO) at December 31, 1998 was $631 thousand consisting of four foreclosed properties. There was no outstanding OREO as of December 31, 1997.

      The reserve for possible loan losses increased from $654 thousand at the end of 1997 to $699 thousand at the end of 1998. As of year end, the reserve represented .81% of gross loans

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

outstanding. Based on quarterly analyses conducted throughout the year, and a review conducted by an independent consultant at year end, the reserve is considered adequate by Management.



Non-Performing Assets (in thousands)

                                        1998    1997     1996     1995    1994
                                      ------   ------    ----    -----   -----

Non-accrual loans                     $1,107   $  770    $284     none    $200
                                      ------   ------    ----    -----   -----
Accruing Loans Past Due 90 Days
   or more                               547    1,948     276      481     143
                                      ------   ------    ----   ------   -----
Restructured Loans                      none     none    none     none    none
OREO                                     638     none    none     none    none
                                      ------   ------    ----   ------   -----
Total Non-performing assets and
   Past Due Loans                     $2,292  $ 2,718    $560     $481    $343
Total Non-performing assets and
   Past Due Loans to Year-End Assets 1.2% 2.0% .43% .42% .32% Total Non-performing Loans to
   Year-End Loans                       1.9%     3.5%    .65%     .62%    .59%


ASSET AND LIABILITY MANAGEMENT
------------------------------

     INTRODUCTION
     ------------

      The Investment Committee of the Corporation reviews policies regarding the sources and uses of funds, maturity distribution, and associated interest rate sensitivities. This effort is aimed at minimizing risks associated with fluctuating interest rates, as well as maintaining sufficient liquidity.

     LIQUIDITY
     ---------

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

                                                  HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

earning assets. The Bank maintains a portion of its investment portfolio as a liquidity reserve which can be converted to cash on an immediate basis with minimal loss.

      The Bank has also established secured lines of credit with the FHLB as an additional source of liquidity. Collateral must be pledged to the FHLB before advances can be obtained. At December 31, 1998, the Corporation had sufficient collateral in order to borrow up to an aggregate of $13.0 million from the FHLB under the established lines of credit, if necessary. Liquidity is also provided through the Corporation's portfolio of liquid assets, consisting of cash and due from banks, interest-bearing deposits in other banks and investment securities available for sale. Such assets totaled $61.0 million or 32.8% of total assets at December 31, 1998.

      The Corporation derives its cash from a combination of operating activities, investing activities and financing activities as disclosed in the consolidated statement of cash flows. Cash flows from operating activities consists of interest income collected on loans and investments, interest expense paid on deposits and other borrowings, other income collected such as cash received relating to service charges, and cash payments for other operating expenses including income taxes. Cash flows from investing activities include the purchase, sale and maturity of investments and interest bearing deposits in other banks, the net increase in the level of loans, and purchases of premises and equipment. Cash flows from financing activities consist of movements in the level of deposits and other borrowings, proceeds from the issuance of stock, and payment of cash dividends.

      For the year ended December 31, 1998, net cash provided by operating activities totaled $591 thousand. Net cash used in investing for the same period totaled $49 million resulting primarily from the purchases of securities totaling $82.7 million offset by the maturities or calls on investment securities and maturities on interest bearing deposits in other banks totaling $41.8 million and a net increase in loans of $10.1 million. Purchases of premises and equipment totaled $550 thousand. Net cash provided by financing activities for the year ended December 31, 1998 totaled $48.4 million resulting primarily from a net increase in deposits of $48.5 million.

     INTEREST RATE SENSITIVITY
     -------------------------

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

                                                  HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

     Cumulative Interest Sensitive Gap

                                       REPRICING OR MATURITY
                                         DECEMBER 31, 1998
                                    -----------------------------
                                    3 MONTHS   6 MONTHS   1 YEAR
                                    --------   --------   -------
     Interest sensitive assets          $ 52       $ 75     $  88
     Interest sensitive liabilities       70         81        96
                                        ----       ----       ---
     Interest sensitivity gap           $(18)      $ (6)    $  (9)
                                        ====        ===      ====
     Gap to total assets               (9.7%)     (3.2%)    (4.8%)


Exhibit C, "Interest Variance Analysis", sets forth, for the period indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates.


LONG AND SHORT TERM BORROWINGS
-------------------------------

      During 1994 the Corporation borrowed from the Resolution Trust Corporation $5.8 million to invest as tier one capital in its subsidiary, The Harbor Bank of Maryland. This borrowing was necessary to maintain adequate capital levels due to the growth achieved through the purchase of three (3) branches from the Resolution Trust Corporation. These borrowings require quarterly interest payments based on Treasury bill rates and a principal payment at the end of the fifth year. Principal payments can be made at any time before the end of the term. The interest paid on the debt for 1998 was $297 thousand. There were no short term borrowings during 1998.


CAPITAL RESOURCES
-----------------

      Shareholders' equity grew by $368 thousand or 4.6% to $10.7 million. This increase was due principally to the retained earnings of the Corporation. Shareholder's equity was 5.8% of total assets as of the year end. The Tier 1 capital ratio as of December 31, 1998 was 3.96%, and the risk based capital ratio was 8.49%. The requirements established by regulators are 4.0% for tier 1 capital and 8.0% for total risk based capital. The book value of each share of common stock rose from $15.07 at the end of 1997 to $15.54 at the end of 1998. Tier I capital returned to 4.29% as of January 31, 1999, which is within regulatory guidelines.

      The Tier I capital ratio for the Corporation's subsidiary, The Harbor Bank of Maryland as of December 31, 1998 was 7.1% and the risk based capital ratio was 14.6%, both above the established regulatory requirements.

                                                 HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

CHANGES IN FINANCIAL POSITION
-----------------------------

      The Corporation through its subsidiary, The Harbor Bank of Maryland, continued its growth during 1998.

      Assets grew by $48.8 million or 36.0% to $184.7 million from $135.9 million in 1997. Deposits increased by $48 million to $167.5 million or 40.3% from $118.9 million in 1997 and net loans increased by $7.6 million to $85.2 million or 9.8% compared to $77.6 million in 1997.

      The Corporation plans to continue its expansion through marketing efforts by its management and board of directors.

     Deposit growth provided the major source of additional funds. Use of these funds was reflected in the growth of the investment portfolio.

      Exhibit D presents data and information at December 31, 1998 as to: 1) Maturities of Certificates of Deposit of $100,000 or more, 2) the Corporation's loan portfolio by type of loan, and 3) a Summary of the Corporation's Investment Securities portfolio as of that date.


FINANCIAL ANALYSIS - 1997 AND 1996
----------------------------------

      Net income for 1997 increased by $127 thousand or 22.1% to $700 thousand due to the growth in average earning assets which increased by $12.7 million or 11.9%. The increase in average earning assets is reflected in the increase of net interest income which totaled $5.6 million for 1997, an increase of $397 thousand or 7.7% when compared to the $5.2 million earned during 1996.

      During 1997, the provision for possible loan losses was $72 thousand compared to $60 thousand for 1996. Charge-offs for 1997 were $313 thousand compared to $53 thousand for 1996 and recoveries were $6 thousand compared to $66 thousand the prior year.

      Non-interest income increased by $681 thousand or 89.6% during 1997 when compared to 1996. ATM fees for 1997 increased to $297 thousand, compared to $25 thousand in 1996. In addition, there was a gain of $213 thousand in security sales. These two items were the main reason for the increase.

      Non-interest expenses, at $5.8 million in 1997, increased by 18.4% when compared to $4.9 million in 1996. Salaries and benefit expenses increased to $2.6 million in 1997 from $2.2 million in 1996. The increase was caused by additional staff, salary increases and benefit costs. Other

                                                 HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

expenses increased by $470 thousand or 17.0%. Costs such as, occupancy, legal, and data processing fees due to higher account activity also contributed to the increase in other operating expenses.

      At $401 thousand, taxes represented 36.4% of income before taxes for 1997 and $391 thousand or 40.6% for 1996.

      Deposits grew by $4.8 million or 4.2%, loans decreased by $6.8 million or 8.0% due to the sale of Real Estate Loans, and investment securities increased by $12.9 million or 77.8%. Investment Securities was the main user of the source of funds provided by the deposit growth and the loan decreases.

      Shareholders' Equity grew by $1.3 million or 14.4% due to a stock purchases and retained earnings.

      The Bank's Tier 1 capital ratio as of December 31, 1997 was 9.21%, and the risk based capital ratio was 18.04%; both were well above minimum regulatory requirements.


OTHER INFORMATION
-----------------

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activity." This statement establishes accounting and reporting standards for derivative instruments and hedging activity. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial statements.

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

      The Corporation does not engage in fair value, cash flow or foreign exchange hedges. Management is currently assessing the potential impact of SFAS No. 133 on future corporate operations.

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 134 ("SFAS No. 134"), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", during October 1998, which becomes effective for all periods beginning after December 15, 1998. SFAS No. 134 conforms the accounting by mortgage banking enterprises for mortgage-backed securities subsequent to the securitization of other types of assets by non-mortgage

                                                 HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

banking enterprises. This statement should not have a material impact on the Corporation's results of operations.

     YEAR 2000 COMPLIANCE
     --------------------

      The Board of Directors has established a Year 2000 committee to monitor progress with achieving and certifying Year 2000 compliance. In addition, the Company has utilized an external consulting firm to assist with its Year 2000 program. The majority of the Bank data systems are provided through an outsourcing relationship with Electronic Data Systems (EDS). These systems were upgraded during July, 1998 and validation testing with EDS is scheduled for March, 1999.

      The Corporation and its subsidiary have no internally generated programmed software coding to correct, as substantially all of the software utilized by the Company and its subsidiary is purchased or licensed from external providers. An inventory of this software has been completed and scheduled for testing by the end of the first quarter of 1999.

      The Corporation and its subsidiary have initiated formal communications with all of its significant suppliers and borrowers to determine the extent to which the company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for that compliance. However, the response of certain third parties is beyond the control of the Company. To the extent that the Company does not receive adequate responses by March 31, 1999, it is prepared to implement its contingency plans which provides for alternative vendors to supply the necessary services.

      The cost incurred to date in implementing the year 2000 Plan is approximately $75 thousand and the estimated cost to completion is expected to be $250 thousand. The following is an update of the Corporation's strategic plan:

 Awareness     Assessment   Renovation   Validation  Implementation Contingency
-----------   ------------  ----------   ----------- -------------- -----------
Internal 100% Internal 100% Internal 90% Internal 90% Internal 90% Internal 80% External 95% External 85% External 80% External 75% External 85% External 80%

      The Corporation has formulated a contingency plan for its mission critical processes and is prepared to execute same if the need arises. The progress of the Corporation's year 2000 Plan is being monitored by its regulators. An examination of the Corporation's plan was conducted by the FDIC during January, 1999.

                                                 HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

                      HARBOR BANKSHARES CORPORATION
            SUPPLEMENT TO 1998 ANNUAL REPORT TO STOCKHOLDERS

BOARD OF DIRECTORS
------------------
Joseph Haskins, Jr.            Chairman, President and Chief Executive Officer
J.P. Blase Cooke               President/Harkins Builders, Inc.
James H. DeGraffenreidt, Jr.   Chairman and C.E.O./Washington Gas
Stephen A. Geppi               President and C.E.O./Diamond Comic Distributors,
                                 Inc.
Joe Louis Gladney              President/Gladney Transportation and Oil Company
Louis J. Grasmick              President and C.E.O./Louis J. Grasmick Lumber
                                 Co., Inc.
Sachinder Gupta                President/E2CR, Inc.
Nathaniel Higgs, Th.B., D.D.   Pastor/Southern Baptist Church
Delores G. Kelley, Ph.D.       Senator/Maryland State Senate
Erich March                    Vice President/William C. March Funeral Home
John Paterakis                 President and Chief Executive Officer/H&S Bakery
Edward St. John                President and Chief Executive Officer/MIE
                                 Investment Co.
Ronald Scott                   Retiree, U.S.  Postal Service
Stanley W. Tucker              Managing General Partner, MMG Ventures, L.P.
George F. Vaeth, Jr.           President/George Vaeth Associates, Inc.


EXECUTIVE OFFICERS
------------------
Joseph Haskins, Jr.            Chairman, President and C.E.O./Corporation and
                                 Bank
John Paterakis                 Chairman, Executive Committee/Corporation and
                                 Bank
Teodoro J. Hernandez           Treasurer/Corporation - Senior Vice President
                                 and Cashier/Bank
George F. Vaeth, Jr.           Secretary/Corporation and Bank


ADVISORY BOARD
--------------
Gary L. Attman                 Principal, Attman Properties Company
Henry Baines                   President/Stop, Shop and Save
Kenneth Banks                  President/Banks Contracting Co., Inc.
Francine Diggs                 President/VSI Group, Inc.
Floyd Grayson                  President and Owner/Grayson Homes, Inc.
Robert L. Haynes               Pastor/New Pleasant Grove Missionary Baptist
                                 Church
Walter W. Hill, Jr.            Vice President/ECS Technologies, Inc.
Dr. Derek Lindsey              Physician/C.E.O. True Health Care
Joshua Matthews                President/JCM Systems, Inc.
Hassan Murphy                  Attorney, William H. Murphy Jr. and Associates,
                                 P.A.
Marilyn M. Rawlings            President/Cameo Electronics Company, Inc.
Charles M. Solomon, CPA        President and Owner/Charles M. Solomon, P,.A.
Walter Thomas                  Pastor/New Psalmist Church
William Villanueva             Vice President/M&W Medical Equipment
James Watkins, (Col.)          President/Watkins Security Agency

                                                 HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

Kenneth O. Wilson              President and Owner/Inner Harbor Marina

                                                 HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

SHAREHOLDER INFORMATION
-----------------------

     MARKET SUMMARY OF STOCK
     -----------------------

      Harbor Bankshares Corporation is traded privately and is not listed by any exchange. During 1998 and 1997, there was little trading activity in the stock. The bid and ask prices during 1998 varied from $16.00 to $18.00 per share. During 1997 the bid and ask price varied from $13.00 to $15.00 per share. At December 31, 1998 the Corporation had 729 common stockholders of record.


     CASH DIVIDENDS
     --------------

      Harbor Bankshares Corporation paid a stock dividend equivalent to $.25 per share during the first quarter of 1998. During 1997 The Corporation paid cash dividends of $.20 per share during the first quarter of 1997. Exhibit E sets forth "Consolidated Quarterly Results of Operations, Market Prices and Dividends".


     TRANSFER AGENT AND REGISTRAR
     ----------------------------

          American Stock Transfer and Trust Company
          40 Wall Street
          New York, New York 10005
          (210) 936-5100


     SEC FORM 10-KSB
     ---------------

      The Corporation files an Annual Report on Form 10-KSB with the Securities and Exchange Commission. A copy of this report will be sent without charge to any shareholder who submits a request in writing to:

          Teodoro J. Hernandez, Treasurer
          Harbor Bankshares Corporation
          25 West Fayette Street
          Baltimore, Maryland 21201

      This report also includes exhibits, a copy of which the Corporation will furnish its shareholders upon payment or a reasonable fee.

                                                 HARBOR BANKSHARES CORPORATION
-------------------------------------------------------------------------------


                                                       EXHIBIT A - 1 OF 2
                      HARBOR BANKSHARES CORPORATION
                    CONSOLIDATED FIVE-YEAR STATEMENT:
            AVERAGE BALANCES, YIELDS/RATES AND INCOME EXPENSE
                         (dollars in thousands)

Year ended December 31,                                  1998                                     1997
                                           Average      Yields/        Income        Average     Yields/     Income
                                          Balances        Rates       Expense       Balances       Rates    Expense
                                         ---------     --------       -------       ---------   --------    -------
ASSETS
U.S. Treasury Securities                $      --          --%     $      --       $      --%  $    --%     $    --
U.S. Government Agencies                   36,970        6.69          2,476          21,244      6.62        1,407
Interest-Bearing
Deposits with Other Banks                   2,235        5.59            125           4,408      5.58          246
FHLB Stock and Other Securities               514        7.20             37             599      7.34           44
Federal Funds Sold                         12,870        5.45            702          10,752      5.89          633
                                        ---------      ------      ---------       ---------   -------      -------
                                           52,589        6.35%         3,340          37,003      6.30%       2,330
LOANS
Commercial Loans                           14,053        9.44          1,326           9,592      9.61          922
Real Estate Mortgages                      63,005        9.54          6,010          68,945      9.67        6,670
Consumer Loans                              3,444       11.82            407           3,895     11.48          447
                                        ---------      ------      ---------       ---------   -------      -------
Loans Net of Unearned Income               80,502         9.62         7,743          82,432      9.75        8,039
                                        ---------                  ---------       ---------                -------
Total Earning Assets                      133,091        8.33%     $  11,083         119,435      8.68%     $10,369
                                                                   =========                                =======
Allowance for Possible Losses                (682)                                      (846)
Other Assets                               12,550                                     12,531
                                        ---------                                  ---------
     TOTAL ASSETS                       $ 144,959                                  $ 131,120
                                        =========                                  =========

LIABILITIES AND SHAREHOLDERS'EQUITY

Non-Interest Bearing Deposits           $  12,402          --%     $      --       $  10,209        --%     $    --
Interest-Bearing                           25,282        3.16            798          14,828      2.50          371
Transaction Accounts
Savings                                    37,559        3.38          1,266          39,485      3.45         1,364
Time - $100,000 or more                    22,170        5.59          1,241          18,195      5.56         1,011
Other Time                                 30,313        5.08          1,541          32,198      5.41         1,742
                                        ---------      ------      ---------       ---------   -------      --------
Savings and Time Deposits                 115,324        3.79%         4,846         104,706      4.29%        4,488
                                        ---------                                  ---------
     TOTAL DEPOSITS                       127,726                                    114,915

Other Borrowed Money                           --          --%            --              --        --%          --
Notes payable                               5,796        5.12            297           5,796      5.35          310
Other Liabilities                             911          --             --             820        --          888
                                        ---------      ------      ---------       ---------   -------     --------
     TOTAL LIABILITIES                    134,433        4.25%     $   5,143         121,531      4.34%    $  4,798
                                                                   =========                                =======
SHAREHOLDERS' EQUITY                       10,526                                      9,589
                                        ---------                                  ---------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                    $ 144,959                                   $131,120
                                        =========                                   ========


Net Yield on Interest
Earning Assets                                           4.08%                                    4.34%
Benefit of Non-Interest
Bearing Funds                                             .38%                                     .37%
Net Interest Margin                                      4.46%                                    4.71%


Year ended December 31,                                1996
                                         Average      Yields/     Income
                                        Balances        Rates    Expense
                                        ---------    --------    -------
ASSETS
U.S. Treasury Securities               $     --          --%     $    --
U.S. Government Agencies                 14,880        6.28          935
Interest-Bearing
Deposits with Other Banks                 7,064        5.66          400
FHLB Stock and Other Securities             561        7.31           41
Federal Funds Sold                        3,103        5.32          165
                                       --------      ------      -------
                                         25,608        6.02%       1,541
LOANS
Commercial Loans                          7,451        9.82          732
Real Estate Mortgages                    70,697        9.48        6,702
Consumer Loans                            3,010       12.33          371
                                       --------      ------      -------
Loans Net of Unearned Income             81,158        9.62        7,805
                                       --------                  -------
Total Earning Assets                    106,766        8.75%     $ 9,346
                                                                 =======
Allowance for Possible Losses              (880)
Other Assets                             10,410
                                       --------
TOTAL ASSETS                           $116,296
                                       ========

LIABILITIES AND SHAREHOLDERS'EQUITY

Non-Interest Bearing Deposits         $   9,316          --%     $    --
Interest-Bearing                         15,798        2.61          412
Transaction Accounts
Savings                                  35,671        3.46        1,235
Time - $100,000 or more                  11,792        5.39          635
Other Time                               28,329        5.28        1,497
                                       --------      ------      -------
Savings and Time Deposits                91,590        4.13%       3,779
                                       --------
TOTAL DEPOSITS                          100,906

Other Borrowed Money                      1,452        5.58%          81
Notes payable                             5,796        5.33          309
Other Liabilities                           888          --           --
                                       --------      ------      -------
TOTAL LIABILITIES                       109,042        4.55%     $ 4,169
                                                                 =======
SHAREHOLDERS' EQUITY                      7,254
                                       --------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                   $116,296
                                       ========


Net Yield on Interest
Earning Assets                                         4.20%
Benefit of Non-Interest
Bearing Funds                                           .34%
Net Interest Margin                                    4.54%

                                                 HARBOR BANKSHARES CORPORATION
-------------------------------------------------------------------------------


                                                       EXHIBIT A - 2 OF 2
                      HARBOR BANKSHARES CORPORATION
                    CONSOLIDATED FIVE-YEAR STATEMENT:
            AVERAGE BALANCES, YIELDS/RATES AND INCOME EXPENSE
                         (dollars in thousands)

Year ended December 31,                                   1995                                    1994

                                           Average      Yields/                             Average     Yields/
                                          Balances        Rates       Income Expense       Balances       Rates    Income Expense
                                         ---------     --------       --------------       ---------   --------    --------------
ASSETS
U.S. Treasury Securities                $   1,321        4.47%         $    59             $  3,627      4.47%        $   162
U.S. Government Agencies                    8,944        5.66              506                7,717      4.91             379
Interest-Bearing Deposits with              7,712        5.60              432                9,190      5.53             508
FHLB Stock and Other Securities               418        7.42               31                  270      6.29              17
Federal Funds Sold                          4,786        6.27              300               20,784      4.51             937
                                        ---------        ----          -------             --------      ----         -------
                                           23,181        5.73%           1,328               41,588      4.82%          2,003

LOANS

Commercial Loans                            4,862       10.53              512                3,324      8.69             289
Real Estate Mortgages                      67,508        9.39            6,339               37,062     10.88           4,034
Consumer Loans                              2,541       12.23              311                1,885     11.19             211
                                        ---------        ----          -------             --------      ----         -------
Loans Net of Unearned Income               74,911        9.56            7,162               42,271     10.73           4,534
                                        ---------                      -------             --------                   -------
Total Earning Assets                       98,092        8.65%         $ 8,490               83,859      7.79%        $ 6,537
                                                                       =======                                        =======
Allowance for Possible Losses                (817)                                             (499)
Other Assets                                9,584                                             5,566
                                        ---------                                          --------
     TOTAL ASSETS                       $ 106,859                                         $  88,926
                                        =========                                         =========



LIABILITIES AND
SHAREHOLDERS' EQUITY


Non-Interest Bearing Deposits            $  8,991        2.54%        $     --            $   8,640        --%       $     --
Interest-Bearing Transaction               18,184        3.16              462               19,434      2.50             490
Savings                                    33,386        3.38            1,018               26,541      3.45             896
Time - $100,000 or more                     8,748        5.59              463                7,557      5.56             289
Other Time                                 24,648        5.08            1,275               18,816      5.41             727
                                        ---------        ----          -------             --------      ----         -------
Savings and Time Deposits                  84,966        3.42%           3,218               72,348      3.32%          2,402
                                        ---------                                          --------
     TOTAL DEPOSITS                        93,957                                            80,988
Other Borrowed Money                        1,195        6.53%              78                   --        --%             --
Notes payable                               5,796        5.78              335                2,724      4.51             124
Other Liabilities                             593          --               --                   584       --              --
                                        ---------        ----          -------             --------      ----         -------
     TOTAL LIABILITIES                    101,541        3.96%        $  3,631               84,296      3.36%       $  2,526
                                                                       =======                                        =======
SHAREHOLDERS' EQUITY                        5,318                                             4,630
                                        ---------                                          --------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                     $106,859                                         $  88,926
                                         ========                                         =========


Net Yield on Interest Earning                            4.69%                                           4.43%
Assets
Benefit of Non-Interest Bearing                           .36%                                            .34%
Funds
Net Interest Margin                                      5.05%                                           4.77%

                                                 HARBOR BANKSHARES CORPORATION
-------------------------------------------------------------------------------

                                                                       EXHIBIT B

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             (dollars in thousands)

Year ended December 31,                1998        1997        1996         1995        1994
                                       ----        ----        ----         ----        ----

BALANCE AT BEGINNING                $   654      $  889     $   817       $  658     $   428
OF PERIOD

LOANS CHARGED OFF:
Commercial Loans                         --          58          14           --           4
Real Estate Mortgages                    54          95           5            6          19
Consumer Loans                          149         160
                                                                 34           29           8
                                    -------    --------    --------     --------    --------
     TOTAL LOANS CHARGED OFF            203         313          53           35          31

RECOVERIES OF LOANS:
Commercial Loans                         --           1          57            1           2
Real Estate Mortgages                     3          --          --            6          --
Consumer Loans                           32           5           8            4          11
                                    -------    --------    --------     --------    --------
     TOTAL LOANS RECOVERED               35           6          65           11          13

Net Loans Charged Off                   168         307         (12)          24          18
                                    -------    --------    --------     --------    --------
Provisions Charged to Operations        213          72          60          183         248
                                    -------    --------    --------     --------    --------
BALANCE AT END OF PERIOD            $   699    $    654    $    889     $    817    $    658
                                    =======    ========    ========     ========    ========

Daily Average Amount                $80,502    $ 82,432    $ 81,158     $ 74,911    $ 42,271
                                    =======    ========    ========     ========    ========
of Loans
Allowance for Possible                  .81%        .83%       1.04%        1.09%       1.13%
                                        ===         ===        ====         ====        ====
Loan Losses to
Loans Outstanding

Net Charge Offs to
Average Loans Outstanding               .21%        .37%       (.01%)        .03%        .04%
                                        ===         ===        ====          ===         ===


                ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                        (dollars in thousands)

                           1998      1997     1996      1995     1994
                           ----      ----     ----      ----     ----

Commercial Loans         $   59     $ 118   $   33    $   35   $   27
Real Estate Loans            34        45       58        90       84
Consumer Loans               34        46       36        37       23
Credit Cards                 37        35       90        56       26
Unallocated                 535       410      672       599      498
                         ------     -----   ------    ------   ------
TOTAL ALLOWANCE FOR
LOAN LOSSES               $ 699     $ 654    $ 889     $ 817    $ 658
                          =====     =====    =====     =====    =====

                                                 HARBOR BANKSHARES CORPORATION
-------------------------------------------------------------------------------

ANALYSIS OF CHANGES IN NET INTEREST INCOME                             EXHIBIT C

                           INTEREST VARIANCE ANALYSIS
                             (dollars in thousands)

                                          1998 COMPARED TO 1997             1997 COMPARED TO 1996
                                       Increase (Decrease) due to:       Increase (Decrease) due to:
                                       ---------------------------       ---------------------------
                                         Volume     Rate       Net       Volume      Rate       Net
                                         ------     ----       ---       ------      ----       ---
INTEREST INCOME
Loans                                  $  (188)   $  (109)   $  (297)   $   122    $   112    $   234

Investment Securities                    1,041         28      1,069        417         14        431

Federal Funds Sold                         125        (56)        69        407         61        468

Other Interest
Bearing Assets                            (130)         2       (128)      (148)        38       (110)
                                       -------    -------    -------    -------    -------    -------
TOTAL Interest Income                  $   848    $  (135)   $   713    $   798    $   225    $ 1,023
                                       =======    =======    =======    =======    =======    =======
INTEREST EXPENSE

Interest-Bearing Transaction
Accounts                               $   261    $   166    $   427    $    23    $   (64)   $   (41)

Savings                                    (66)       (32)       (98)       131         (2)       129

Time - $100,000
or more                                    221          9        230        345         31        376

Other Time                                (102)       (99)      (201)       204         41        245

Other Borrowed Money                        --         --         --        (81)        --        (81)

Notes Payable                               --        (13)       (13)        --          1        177
                                       -------    -------    -------    -------    -------    -------
TOTAL INTEREST EXPENSE                 $   314    $    31    $   345    $   622    $     7    $   629
                                       =======    =======    =======    =======    =======    =======
NET INTEREST INCOME                    $   534    $  (166)   $   368    $   176    $   218    $   394
                                       =======    =======    =======    =======    =======    =======



Note: Loan fees, which were included in interest income were $262 in 1998, $228 in 1997, and $291 in 1996. A change in Rate/Volume has been allocated to the change in rate.

(1)   Certificates of Deposit with other financial institutions.

                                                 HARBOR BANKSHARES CORPORATION
-------------------------------------------------------------------------------

                                                                       EXHIBIT D
              PROFILE OF INVESTMENT PORTFOLIO AT DECEMBER 31, 1998

MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
(dollars in Thousands)

MATURITIES     THREE MONTHS OR LESSN     OVER THREE MONTHS TO     OVER SIX MONTHS TO 12       OVER 12 MONTHS       TOTAL
                                               SIX MONTHS                 MONTHS
----------     ---------------------     --------------------     ---------------------       --------------     ---------
BALANCE               $12,548                   $ 5,299                 $ 9,296                    $ 4,208       $ 31,351
PERCENT TO TOTAL         40.0%                     16.9%                   29.6%                      13.5%         100.0%


LOAN PORTFOLIO BY TYPE OF LOAN
(dollars in Thousands)

                                     1998                    1997                 1996                 1995                 1994
                                     ----                    ----                 ----                 ----                 ----
Commercial                   $20,711     24.7%       $ 9,041     11.6%     $ 9,611    11.3%     $ 5,785     7.4%     $ 3,761    6.5%
Real Estate Commercial        17,026     19.8%        17,014     22.9%      13,667    16.0%      13,014    16.7%      12,513   21.5%
Real Estate Construction       2,014      2.3%         2,020      2.6%       1,349     1.6%         995     1.3%         178    0.3%
Real Estate Residential       42,664     49.7%        45,527     58.2%      57,002    66.8%      55,510    71.1%      39,727   68.1%
Consumer                       3,382      4.1%         3,768      4.7%       3,713     4.3%       2,804     3.5%       2,122    3.6%
                             -----------------       -----------------     ----------------     ----------------     ---------------
TOTAL LOANS                  $85,797    100.0%       $77,370    100.0%     $85,342   100.0%     $78,108   100.0%     $58,301  100.0%

INVESTMENTS SECURITIES SUMMARY
(dollars in Thousands)

                                           1998       1997       1996        1995        1994
                                           ----       ----       ----        ----        ----
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury and
Government Agency                       $38,771    $11,993    $   986     $ 1,009   $   1,980
Mortgage Backed Securities               15,845      1,917         --          --          --
Equity Securities                           470        585        583         441         277
                                        -------    -------    -------     -------   ---------
TOTAL Securities Available
for Sale                                 55,086     14,495      1,569       1,450       2,257
                                        -------    -------    -------     -------   ---------
SECURITIES HELD TO MATURITY:

U.S. Treasury and
Government Agencies                      17,152     14,002     15,006       9,442      11,521
Mortgage Backed Securities                   --      1,000         --          --          --
Other Debt Securities                        15         15         10           6           3
                                        -------    -------    -------     -------   ---------
TOTAL Securities Held to Maturity        17,167     15,017     15,016       9,448      11,524
                                        -------    -------    -------     -------   ---------
TOTAL INVESTMENT SECURITIES PORTFOLIO   $72,253    $29,512    $16,585     $10,898   $  13,781
                                        =======    =======    =======     =======   =========
TOTAL PORTFOLIO YIELD                       6.7%       6.6%       6.5%        5.6%        4.9%

                                                 HARBOR BANKSHARES CORPORATION
-------------------------------------------------------------------------------

                                                                       EXHIBIT E
                  HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
   CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS, MARKET PRICES AND DIVIDENDS
                      (in thousands except per share data)

                                               1998                                   1997
                                ----------------------------------      ---------------------------------
                                Fourth    Third   Second    First       Fourth    Third   Second   First
                                Quarter  Quarter  Quarter  Quarter      Quarter  Quarter  Quarter Quarter
                                -------  -------  -------  -------      -------  -------  ---------------
Interest Income                 $2,981  $ 2,812  $ 2,731   $2,558       $2,573   $2,754   $2,551   $2,492
Interest Expense                 1,370    1,300    1,282    1,191        1,265    1,196    1,189    1,147
                                ----------------------------------      ---------------------------------
Net Interest Income              1,611    1,512    1,449    1,367        1,308    1,558    1,362    1,345
Provision for Loan Losses          100       38       37       38           18       18       18       18
                                ----------------------------------      ---------------------------------
Net Interest Income              1,511    1,474    1,412    1,329        1,290    1,540    1,344    1,327
after Provision
for Loan Losses
Non-Interest Income                334      297      335      311          388      289      215      294
                                ----------------------------------      ---------------------------------
Net Security Gains (Losses)         --       --       26       --           --       --       --       --
Gains on Sale of Loans              --       --       --       --          213       --       --       42
Non-Interest Expense             1,573    1,471    1,485    1,455        1,630    1,481    1,372    1,358
                                ----------------------------------      ---------------------------------
Income Before Taxes                272      300      262      211          261      348      187      305
Income Tax Expense                  59       98       89       71           97      126       58      120
                                ----------------------------------      ---------------------------------
Net Income                      $  213   $  202   $  173   $  140       $  164   $  222   $  129   $  185
                                ----------------------------------      ---------------------------------
PER SHARE AMOUNT
Net Income - Basic              $  .32   $  .29   $  .25   $  .20       $  .24   $  .34   $  .20   $  .29
Net Income - Diluted            $  .22   $  .27   $  .23   $  .19       $  .23   $  .31   $  .19   $  .26
                                ----------------------------------      ---------------------------------
HARBOR BANKSHARES CORPORATION

Market Price -           High
                         Low

Dividends Paid*                                             $. 25                                  $  .20
                                ----------------------------------      ---------------------------------

          * Stock dividend paid in 1997, equivalent to $.20 per share.