Form 10QSB
period 1999-03-31
HARBOR BANKSHARES CORP
filed 1999-05-12
CIK 889608

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended March 31, 1999

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

                                X  YES        NO
                               ___       ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, non-voting, $.01 Par value - 33,333 shares as of March 31, 1999. Common stock, $.01 Par value -- 653,204 shares as of March 31, 1999

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


                                     INDEX

PART I  FINANCIAL INFORMATION

        Item 1  Financial Statements

                Consolidated Statements of Condition - March 31, 1999 (Unaudited) and December 31, 1998

                Consolidated Statements of Income (Unaudited) Three months Ended March 31, 1999 and 1998

                Consolidated Statement of Cash Flows (Unaudited) - Three months Ended March 31, 1999 and 1998

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



SIGNATURES

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                           March 31                 Dec 31
                                                                             1999                    1998
                                                                            -----                   ------
                                                                                     (Unaudited)
                                                                                Dollars in Thousands
ASSETS
Cash and Due from Banks                                                $      2,871            $     5,027
Interest Bearing Deposits in Other Banks                                        671                  1,055
Investment Securities:
         Held to maturity (market values of  $16,857
         as of 3/31/99 and $17,163 as of 12/31/98)                           16,864                 17,168
         Available for Sale                                                  54,730                 55,085
                                                                            -------                -------
                  Total Investment Securities                                71,594                 72,253
Federal Funds Sold                                                            2,316                 13,402
Loans                                                                        85,419                 85,957
Unearned Income                                                                (159)                  (160)
Reserve for Possible Loan Losses                                               (848)                  (699)
                                                                            -------                -------
                  Net Loans                                                  84,412                 85,098
Property and Equipment - Net                                                  1,802                  1,406
Other Real Estate Owned                                                       1,053                    638
Goodwill                                                                      3,417                  3,500
Accrued Interest Receivable and Other Assets                                  3,121                  2,344
                                                                            -------                -------
                  TOTAL ASSETS                                         $    171,257           $    184,723
                                                                            -------                -------
LIABILITIES
Deposits:
         Non-Interest Bearing Demand                                   $     12,530           $     11,483
         Interest Bearing Transaction Accounts                               29,464                 32,520
         Savings                                                             56,027                 64,730
         Time, $100,000 or more                                              23,840                 31,351
         Other Time                                                          27,691                 27,398
                                                                            -------                -------
                  Total Deposits                                            149,552                167,482
Accrued Interest and Other Liabilities                                          639                    777
Short Term Borrowings                                                         5,000                    ---
Notes Payable                                                                 5,796                  5,796
                                                                            -------                -------
                  TOTAL LIABILITIES                                         160,987                174,055
SHAREHOLDERS' EQUITY
Common stock, non voting, - par value $.01 per share:
Authorized 10,000,000 shares; at  653,204
at 3/31/99 and 3/31/98 and 33,333 common
non-voting 3/31/99 and 12/31/98.                                                  7                      7
Capital Surplus                                                               6,447                  6,447
Retained Earnings                                                             4,280                  4,414
Net accumulated other comprehensive income                                     (464)                  (200)
                                                                            -------                -------
         TOTAL SHAREHOLDERS' EQUITY                                          10,270                 10,668
                                                                            -------                -------
         TOTAL LIABILITIES & SHAREHOLDERS'
         EQUITY                                                        $    171,257            $   184,723
                                                                            -------                -------

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                               Three Months Ended
                                                                                     March 31
                                                                              1999             1998
                                                                              ----             ----
                                                                                   (Unaudited)
                                                                                  In Thousands
                                                                              Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                                             $    1,888               $  1,815
Interest on Investment Securities (Taxable)                                 1,100                    539
Interest on Deposits in Other Banks                                            12                     40
Interest on Federal Funds Sold                                                 66                    164
                                                                           ------                 ------
         TOTAL INTEREST INCOME                                              3,066                  2,558
INTEREST EXPENSE
Interest on Deposits
         Savings                                                              551                    350
         Interest Bearing Transaction Accounts                                216                     89
         Time $100,000 or More                                                314                    261
         Other Time                                                           304                    413
         Interest on Borrowed Funds                                            22                      -
         Interest on Notes Payable                                             65                     78
                                                                           ------                 ------
         TOTAL INTEREST EXPENSE                                             1,472                  1,191
                                                                           ------                 ------
         NET INTEREST INCOME                                                1,594                  1,367
         Provision for Possible Loan Losses                                   151                     38
                                                                           ------                 ------
         NET INTEREST INCOME AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES                                 1,443                  1,329
OTHER OPERATING INCOME
         Service Charges on Deposit Accounts                                  170                    149
         Other Income                                                         113                    188
                                                                           ------                 ------
                                                                              283                    337
OTHER OPERATING EXPENSES
         Salaries and Employee Benefits                                       761                    649
         Occupancy Expense of Premises                                        199                    176
         Equipment Expense                                                    130                    101
         Data Processing Expense                                              173                    149
         Deposit Assessments and Related Fees                                  10                      9
         Goodwill Amortization                                                 83                     83
         Other Expenses                                                       311                    288
                                                                           ------                 ------
                                                                            1,667                  1,455
INCOME BEFORE INCOME TAXES                                                     59                    211
         Applicable Income Taxes                                               21                     71
                                                                           ------                 ------
NET INCOME                                                             $       38               $    140
                                                                           ------                 ------
BASIC EARNINGS PER SHARE                                               $      .05               $    .20
DILUTED EARNINGS PER SHARE                                             $      .04               $    .19
AVERAGE COMMON SHARES
OUTSTANDING                                                                   686                    684
         Dividends Declared per Share                                  $      .25               $    .25

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Three Months Ended
                                                                                             March 31
                                                                                     1999                  1998
                                                                                     ----                 -----
                                                                                            (Unaudited)
                                                                                        Dollars in Thousands
OPERATING ACTIVITIES
Net Income                                                                     $    38                    $   140
Adjustments to Reconcile Net Income to Net Cash
         and Cash Equivalents Provided by (Used in) Operating
         Activities:
         Gains on sales of securities                                              ---                        (26)
         Gains on sale of loans                                                     (4)                        (2)
         Provision for Possible Loan Losses                                        151                         38
         Depreciation and Amortization                                             209                        185
         (Increase) in Interest Receivable and Other Assets                     (1,192)                      (284)
         Increase (Decrease) in Interest Payable and Other
         Liabilities                                                              (138)                      (171)
                                                                               -------                    -------
Net Cash Provided by (Used in) Operating Activities                               (936)                      (120)

INVESTING ACTIVITIES
Net Decrease in Deposits at Other Banks                                            384                        593
Purchase of Investments held to maturity                                           (84)                       ---
Purchase of Investments Securities available for sale                           (5,000)                   (14,000)
Proceeds from Investment Securities held to maturity                               500                        ---
Proceeds from Called Investments Securities held
to maturity                                                                        ---                      4,000
Proceeds from Sale of Securities available for sale                                ---                      1,839
Proceeds from Called Securities available for sale                               5,000                      3,000
Proceeds from the sale of loans                                                    864                        459
Net (Increase) Decrease in Loans                                                  (346)                     1,574
Purchase of Premises and Equipment                                                (522)                       (43)
                                                                               -------                    -------
Net Cash and Cash Provided by                                                      796                     (2,578)
         (Used in) Investing Activities

FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing
         Transaction Accounts                                                    1,047                        288
Net Increase (Decrease) in Interest Bearing
         Transaction Accounts                                                   (3,056)                     2,734
Net Increase (Decrease) in Savings Deposits                                     (8,703)                      (316)
Net Increase (Decrease) in Time Deposits                                        (7,218)                      (148)
Short Term Borrowings                                                            5,000                       ---
Acquisition of Common Stock                                                        ---                         24
Payment of Cash Dividends                                                         (172)                      (171)
                                                                               -------                    -------
Net Cash (Used in) Provided by Financing Activities                            (13,102)                     3,043
                                                                               -------                    -------
Increase (Decrease) in Cash and Cash Equivalents                               (13,242)                       345
Cash and Cash Equivalents at Beginning of Period                                18,429                     18,549
                                                                               -------                    -------
Cash and Cash Equivalents at End of Period                                     $ 5,187                    $18,894
                                                                               =======                    =======

(See Notes to Unaudited Consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 1999

Note A:           Basis of Presentation

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Note B:           Comprehensive Income

                  Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources. Presented below is a reconciliation of net income to comprehensive income indicating the component of other comprehensive income:

                                                                      Three Months Ended March 31,

                                                                    1999                        1998
                                                                    ----                        ----
                  Net Income                                      $    38                   $    140

                  - Other Comprehensive Income:
                    Unrealized Holding Gains (Losses)
                    Arising During the period                        (354)                       (31)
                  - Less: Reclassified Adjustments for
                    gains included in Net Income                      ---                        ---
                                                                  --------                  --------

                  Other Comprehensive Income, Before
                  Tax                                                (354)                       (31)

                  Income Tax Expense Related to items
                  of Other Comprehensive Income                       (90)                        (8)

                  Other Comprehensive Income                         (264)                       (23)
                                                                  --------                  --------

                  Comprehensive Income                            $  (226)                  $    117
                                                                  ========                  ========

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY




Note C: In June 1988, the Financial Accounting Standards Board ("FASB") issued Statement 133 "Accounting for Derivative Instruments and Hedging Activity." This Statement establishes accounting and reporting standards for derivative instruments and hedging activity. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial statements.

                  The accounting for changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to:
                  1) hedge exposure to change the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as a cash flow hedge, and
                  3) hedge foreign currency exposure.

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

YEAR 2000, COMPLIANCE

         The Board of Directors has established a Year 2000 committee to monitor progress with achieving and certifying Year 2000 compliance. In addition, the Company has utilized an external consulting firm to assist with its Year 2000 program. The majority of the Bank data systems are provided through an outsourcing relationship with Electronic Data Systems (EDS). These systems were upgraded during July, 1998 and validation testing with EDS was conducted during March 1999 and no Y2-K issues were identified. Systems appeared to be ready to function beyond the year 2000.

         The Corporation and its subsidiary have no internally generated programmed software coding to correct, as substantially all of the software utilized by the Company and its subsidiary is purchased or licensed from external providers. An inventory of this software has been completed and identified remedial steps will be completed by the end of the second quarter of 1999.

         The Corporation and its subsidiary have initiated formal communications with all of its significant suppliers and borrowers to determine the extent to which the company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for that compliance. However, the response of certain third parties is beyond the control of the Company. The Corporation has received responses from the majority of its vendors, who appear to be substantially compliant. The Corporation will continue to ensure that all of its business partners are Y2-K ready.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


The cost incurred to date in implementing the year 2000 Plan is approximately $75 thousand and the estimated cost to completion is expected to be $300 thousand. The following is an update of the Corporation's strategic plan:

    Awareness       Assessment      Renovation      Validation      Implementation   Contingency
    ---------       ----------      ----------      ----------      --------------   -----------
    Internal 100%   Internal 100%   Internal 90%    Internal 95%    Internal 95%     Internal 90%
    External 100%   External  95%   External 85%    External 85%    External 90%     External 85%

The Corporation has formulated a contingency plan for its mission critical process and is prepared to execute same if the need arises. The progress of the corporations' year 2000 Plan is being monitored by its regulators. A full examination of the Corporation's plan was conducted by the FDIC during January 1999 with a follow-up in March 1999.

Subsequent Events

On May 3, 1999 loans totaling $462 thousand were charged-off with a corresponding reduction in the reserve for possible loan losses. In anticipation of these charge-offs, management increased the provision for loan losses by $167 thousand as of the end of April.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


Part I.           FINANCIAL INFORMATION

                  Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Harbor Bankshares Corporation's earnings for the first quarter of 1999 totaled $38 thousand, a decrease of $102 thousand or
                  72.8 percent when compared to the first quarter of 1998. A provision of $151 thousand in the allowance for loan losses for the first quarter of 1999, reflecting an increase of $113 thousand over the first quarter of 1998, coupled with increased overhead expenses due to expansion and Y2-K updates in equipment and systems, resulted in the reported lower earnings. Return on average assets (ROAA) and return on average shareholders equity (ROAE) during the first quarter were .09 percent and 1.41 percent, respectively.

                  Net interest income increased by $227 thousand or 16.6 percent over last year's first quarter. Interest on Investment securities increased by $561 thousand or 104.1 percent reflecting the investment of the proceeds from the deposit growth in that area. Interest and fees on loans increased by $73 thousand or 4.0 percent. Interest expense increased by $281 thousand or 23.6 percent. Interest expense on interest bearing transaction accounts increased by $127 thousand or
                  142.6 percent reflecting the increased balance on those types of deposits. Interest on time deposits decreased by $56 thousand or 8.3 percent and interest on savings deposits increased by $201 thousand or 57.4 percent. There were also $22 thousand of interest on borrowings from the Federal Home Loan Bank of Atlanta. The interest on the long term debt decreased by 16.6 percent to $65 thousand from $78 thousand paid for the first quarter of 1998.

                  The provision for possible Loan Losses was $151 thousand for the first quarter of 1998. The $113 thousand increase represents the allocation for certain losses identified by management. Charge-offs for the quarter totaled $41 thousand and recoveries $39 thousand.

                  Other operating income decreased by $54 thousand basically in the category of ATM fees. The ATM network the bank had established was outsourced to an outside company in order to mitigate the risk of the operation. This move, although had a negative impact in the fees category, also reduces the overhead cost of the operation. Management expects to increase the net profits of the ATM operations with this change. Service charges on deposit accounts increased by $21 thousand or 14.1 percent as a result of increased activity. Fee income from the subsidiary of the Bank, Harbor Financial Services, was $35 thousand. They had an operating loss of $2 thousand for the quarter ended March 31, 1999. NonInterest expense increased by $222 thousand or 15.3 percent mainly due to a recent expansion of a branch facility established during January 1999. Salary and benefits increased by $112 thousand or 17.3 percent reflecting the additional staff associated with the expansion as well as salary increases. Occupancy and equipment expenses increased by $23 thousand and $29 thousand each or 13.1 percent and 28.7 percent, respectively, reflecting the cost of the expansion and

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


                  cost associated with the purchase and upgrade of equipment due to the Y2-K compliance efforts by management. Data processing fees increased by $24 thousand or 16.1 percent due to higher transaction volume. Goodwill amortization at $83 thousand remained the same as the previous year first quarter. Other expenses increased by $23 thousand or 8.0 percent basically due to the branch expansion and growth in other areas of the Bank.

                  As of March 31, 1999, total deposits were $149.6 million reflecting a decrease of $18.0 million or 10.7 percent when compared to December 31, 1998. Noninterest bearing demand deposits increased by $1.0 million or 9.1 percent. Savings and time deposits reflected a decrease of $16.0 million or 13.0 percent, mainly, in the time deposits over $100 thousand which decreased by $7.6 million or 23.9 percent. Net loans decreased by $686 thousand to $84.4 million or .80 percent.

                  Shareholders equity decreased by $398 thousand or 3.7 percent, the cash dividend of $172 thousand during the first quarter of 1999 coupled with an increase of $264 thousand in the unrealized losses on available-for-sale securities were the main reasons for the decrease. Primary and risk based capital for the corporation were 4.3 and 9.5 percent, respectively.

                  The corporation stock is traded privately. During the first quarter of 1999, a few trades were registered at $18.00 per share.

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

                             None

           Item III.         Defaults Upon Senior Securities

                             None

           Item IV.          Submission of Matters to a Vote of Security Holders

                             The 1999 Annual Meeting of the Stockholders of Harbor Bankshares Corporation was held on April 21, 1999.

                             The stockholders elected the following nominees to the Corporation's Board of Directors to serve for a three year term. The following shows the separate tabulation of votes for each nominee:

                                                                  Number of Votes

                             Three Years                        For          Against
                             -----------                        ---          -------
                             Joseph Haskins, Jr.                402,070      2,916
                             James H. DeGraffenreidt, Jr.       402,070      2,916
                             Joe Louis Gladney                  402,070      2,916
                             Louis J. Grasmick                  402,070      2,916

           Item V.           Other Information

                             None

           Item VI.          Exhibits and Reports on Form 8-K

                             Exhibit II - Statement Regarding Computation of per Share Earnings

                             The Company did not file any report on Form 8-K for the period ending March 31, 1999.

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

The following table presents a summary of per share data and amounts for the period indicated:

Qtr ended       Qualifying       Basic EPA      Basic      Dilutive      Diluted      Diluted
March 31        Net Income         Shares        EPS       Shares         Shares        EPS
--------        ----------     ------------     ----       --------       ------      --------
1999             $ 37,759         686,537       $.05        173,839      860,376        $ .04
1998             $139,537         686,537       $.20         50,865      737,402        $ .19

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         HARBOR BANKSHARES CORPORATION


Date:
      _________________                _____________________________________
                                       Joseph Haskins, Jr.
                                       President and Chief Executive Officer



Date:  5/10/99                         /s/ Teodoro J. Hernandez
      _________________                _____________________________________
                                       Teodoro J. Hernandez
                                       Treasurer