Form 10QSB
period 1999-06-30
HARBOR BANKSHARES CORP
filed 1999-08-13
CIK 889608

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              -------------------------------------------------

For quarter ended JUNE 30, 1999
                  -------------

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

COMMON STOCK, NON-VOTING, $.01 PAR VALUE - 33,333 SHARES AS OF JUNE 30, 1999. COMMON STOCK, $.01 PAR VALUE -- 653,204 SHARES AS OF JUNE 30, 1999
------------------------------------------------------------------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                                    INDEX

PART I   FINANCIAL INFORMATION

         ITEM 1  Financial Statements

                 Consolidated Statements of Condition - June 30, 1999 (Unaudited) and December 31, 1998

                 Consolidated Statements of Income (Unaudited) - Six months Ended June 30, 1999 and 1998

                 Consolidated Statements of Income (Unaudited) - Three months Ended June 30, 1999 and 1998

                 Consolidated Statement of Cash Flows (Unaudited) - Six months Ended June 30, 1999 and 1998

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



SIGNATURES

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CONDITION

                                                         JUNE  30            DEC 31
                                                           1999               1998
                                                          -----              ------
                                                                 (UNAUDITED)
                                                             DOLLARS IN THOUSANDS
ASSETS
Cash and Due from Banks                                 $   5,371          $   5,027
Interest Bearing Deposits in Other Banks                      662              1,055
Investment Securities:
      Held to maturity (market values of  $20
      as of 6/30/99 and $17,163 as of 12/31/98)                20             17,168
      Available for Sale                                   52,371             55,085
                                                        ---------          ---------
            Total Investment Securities                    52,391             72,253
Federal Funds Sold                                         21,260             13,402
Loans                                                      81,297             85,957
Unearned Income                                              (157)              (160)
Reserve for Possible Loan Losses                             (591)              (699)
                                                        ---------          ---------
            Net Loans                                      80,549             85,098
Property and Equipment - Net                                1,720              1,406
Other Real Estate Owned                                       766                638
Goodwill                                                    3,334              3,500
Accrued Interest Receivable and Other Assets                3,273              2,344
                                                        ---------          ---------
            TOTAL ASSETS                                $ 169,326          $ 184,723
                                                        ---------          ---------
LIABILITIES
Deposits:
      Non-Interest Bearing Demand                       $  15,231          $  11,483
      Interest Bearing Transaction Accounts                31,458             32,520
      Savings                                              59,060             64,730
      Time, $100,000 or more                               20,845             31,351
      Other Time                                           27,471             27,398
                                                        ---------          ---------
            Total Deposits                                154,065            167,482
Accrued Interest and Other Liabilities                        754                777
Short Term Borrowings                                         ---                ---
Notes Payable                                               5,796              5,796
                                                        ---------          ---------
            TOTAL LIABILITIES                             160,615            174,055
SHAREHOLDERS' EQUITY
Common stock, - par value $.01 per share:
Authorized 10,000,000 shares; 653,204 voting shares
at 6/31/99 and 12/31/98 and 33,333
non-voting shares at 3/31/99 and 12/31/98.                      7                  7
Capital Surplus                                             6,472              6,472
Retained Earnings                                           4,285              4,414
Treasury Stock                                                 (8)               (25)
Accumulated other comprehensive income                     (2,045)              (200)
                                                        ---------          ---------
      TOTAL SHAREHOLDERS' EQUITY                            8,711             10,668
                                                        ---------          ---------
      TOTAL LIABILITIES & SHAREHOLDERS'
      EQUITY                                            $ 169,326          $ 184,723
                                                        ---------          ---------

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF INCOME
                                                         Six Months Ended
                                                              June 30
                                                     1999                1998
                                                    -------            -------
                                                            (Unaudited)
                                                           In Thousands
                                                      Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                          $ 3,734            $ 3,718
Interest on Investment Securities (Taxable)           2,162              1,145
Interest on Deposits in Other Banks                      22                 75
Interest on Federal Funds Sold                          157                351
                                                    -------            -------
      TOTAL INTEREST INCOME                           6,075              5,289
INTEREST EXPENSE
Interest on Deposits
      Savings                                         1,015                670
      Interest Bearing Transaction Accounts             444                279
      Time $100,000 or More                             597                560
      Other Time                                        671                809
      Interest on Borrowed Funds                         40                  -
      Interest on Notes Payable                         139                155
                                                     -------            -------
      TOTAL INTEREST EXPENSE                          2,906              2,473
                                                    -------            -------
      NET INTEREST INCOME                             3,169              2,816
      Provision for Possible Loan Losses                352                 75
                                                    -------            -------
      NET INTEREST INCOME AFTER
      PROVISION FOR POSSIBLE LOAN LOSSES              2,817              2,741
OTHER OPERATING INCOME
      Service Charges on Deposit Accounts               347                300
      Other Income                                      265                372
      Gains Sale of Real Estate                         112                  -
                                                    -------            -------
                                                        724                672
OTHER OPERATING EXPENSES
      Salaries and Employee Benefits                  1,561              1,321
      Occupancy Expense of Premises                     400                356
      Equipment Expense                                 311                201
      Data Processing Expense                           349                301
      Deposit Assessments and Related Fees               22                 19
      Goodwill Amortization                             166                166
      Other Expenses                                    665                576
                                                    -------            -------
                                                      3,474              2,940
INCOME BEFORE INCOME TAXES                               67                473
      Applicable Income Taxes                            23                160
                                                    -------            -------
NET INCOME                                          $    44            $   313
                                                    -------            -------
BASIC EARNINGS PER SHARE                            $   .06            $   .45
DILUTED EARNINGS PER SHARE                          $   .05            $   .42
AVERAGE COMMON SHARES
OUTSTANDING                                             686                687
      Dividends Declared per Share                  $   .25            $   .25

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF INCOME
                                                        Three Months Ended
                                                              June 30
                                                     1999                1998
                                                    -------            -------
                                                            (Unaudited)
                                                           In Thousands
                                                      Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                          $ 1,846            $ 1,903
Interest on Investment Securities (Taxable)           1,062                606
Interest on Deposits in Other Banks                      10                 35
Interest on Federal Funds Sold                           91                187
                                                    -------            -------
      TOTAL INTEREST INCOME                           3,009              2,731
INTEREST EXPENSE
Interest on Deposits
      Savings                                           464                320
      Interest Bearing Transaction Accounts             228                190
      Time $100,000 or More                             283                299
      Other Time                                        367                396
      Interest on Borrowed Funds                         18                  -
      Interest on Notes Payable                          74                 77
                                                    -------            -------
      TOTAL INTEREST EXPENSE                          1,434              1,282
                                                    -------            -------
      NET INTEREST INCOME                             1,575              1,449
      Provision for Possible Loan Losses                201                 37
                                                    -------            -------
      NET INTEREST INCOME AFTER
      PROVISION FOR POSSIBLE LOAN LOSSES              1,374              1,412
OTHER OPERATING INCOME
      Service Charges on Deposit Accounts               177                151
      Other Income                                      152                184
      Gains Sale of Real Estate                         112                  -
                                                    -------            -------
                                                        441                335
OTHER OPERATING EXPENSES
      Salaries and Employee Benefits                    800                672
      Occupancy Expense of Premises                     201                180
      Equipment Expense                                 181                100
      Data Processing Expense                           176                152
      Deposit Assessments and Related Fees               12                 10
      Goodwill Amortization                              83                 83
      Other Expenses                                    354                288
                                                    -------            -------
                                                      1,807              1,485
INCOME BEFORE INCOME TAXES                                8                262
      Applicable Income Taxes                             2                 89
                                                    -------            -------
NET INCOME                                          $     6            $   173
                                                    -------            -------
BASIC EARNINGS PER SHARE                            $   .01            $   .25
DILUTED EARNINGS PER SHARE                          $   .01            $   .23
AVERAGE COMMON SHARES
OUTSTANDING                                             686                687
      Dividends Declared per Share                  $     -            $     -

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Six Months Ended
                                                                          June 30
                                                                 1999                  1998
                                                                 ----                 -----
                                                                        (Unaudited)
                                                                   Dollars in Thousands
OPERATING ACTIVITIES
Net Income                                                       $     44          $    313
Adjustments to Reconcile Net Income to Net Cash
      and Cash Equivalents Provided by (Used in) Operating
      Activities:
      Gains on sales of Real Estate                                  (112)
      Gains on sales of securities                                     --               (26)
      Gains on sale of loans                                           (1)               (2)
      Provision for Possible Loan Losses                              352                75
      Depreciation and Amortization                                   449               368
      (Increase) in Interest Receivable and Other Assets              (60)             (576)
      Increase in Interest Payable and Other
      Liabilities                                                     (23)               65
                                                                 --------          --------
Net Cash Provided by (Used in) Operating Activities                   649               217
INVESTING ACTIVITIES
Net Decrease in Deposits at Other Banks                               393               778
Purchase of Investments held to maturity                              (90)               --
Purchase of Investments Securities available for sale              (5,000)          (22,993)
Proceeds from Investment Securities held to maturity               17,238                --
Proceeds from Called Investments Securities held
to maturity                                                            --            11,000
Proceeds from Sale of Securities available for sale                    --             1,839
Proceeds from Called Securities available for sale                  5,000             3,000
Proceeds from the sale of loans                                     3,227               608
Net Decrease in Loans                                                 969             1,278
Purchase of Premises and Equipment                                   (630)              (70)
Proceeds from the Sale of OREO                                         99                --
Net change in OREO                                                   (227)               --
Proceeds from the Sale of Real Estate                                 147                --
                                                                 --------          --------
Net Cash and Cash Provided by                                      21,126            (4,560)
      (Used in) Investing Activities


FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing
      Transaction Accounts                                          3,748             3,472
Net Increase (Decrease) in Interest Bearing
      Transaction Accounts                                         (1,062)           13,856
Net Decrease in Savings Deposits                                   (5,670)           (8,754)
Net Decrease in Time Deposits                                     (10,433)             (968)
Acquisition, Sale of Treasury Stock                                    17                24
Payment of Cash Dividends                                            (173)             (326)
                                                                 --------          --------
Net Cash (Used in) Provided by Financing Activities               (13,573)            7,304
                                                                 --------          --------
Increase (Decrease) in Cash and Cash Equivalents                    8,202             2,961
Cash and Cash Equivalents at Beginning of Period                   18,429            18,549
                                                                 --------          --------
Cash and Cash Equivalents at End of Period                       $ 26,631          $ 21,510
                                                                 ========          ========

(See Notes to Unaudited Consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1999

Note A:     Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Note B:     Comprehensive Income

            Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources. Presented below is a reconciliation of net income to comprehensive income indicating the component of other comprehensive income:

                                                     Six Months Ended June 30,
                                                   ----------------------------
                                                     1999                1998
                                                   --------             -------
            Net Income                             $     44             $   313

            - Other Comprehensive Income:
              Unrealized Holding Gains (Losses)
              Arising During the period              (2,775)                (32)
             - Less: Reclassified Adjustments for
                 gains included in Net Income            --                 (26)
                                                   --------             -------
             Other Comprehensive Income, Before
            Tax                                      (2,775)                 (6)

            Income Tax Expense (Benefit) Related to
            items of Other Comprehensive Income        (930)                 (2)

             Other Comprehensive Income              (1,845)                 (4)
                                                   --------             -------

            Comprehensive Income (Loss)            $ (1,801)            $   309
                                                   ========             =======

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------



Note C: In June 1988, the Financial Accounting Standards Board ("FASB") issued Statement 133"Accounting for Derivative Instruments and Hedging Activity." This Statement establishes accounting and reporting standards for derivative instruments and hedging activity. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial statements. The FASB recently deferred the effective date for one year, Statement 133,will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

      The Corporation and its subsidiary have no internally generated programmed software coding to correct, as substantially all of the software utilized by the Company and its subsidiary is purchased or licensed from external providers. An inventory of this software has been completed and identified remedial steps will be implemented and tested by the end of the third quarter of 1999.

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

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


The cost incurred to date in implementing the year 2000 Plan is approximately $250 thousand and the estimated cost to completion is expected to be $125 thousand. The following is an update of the Corporation's strategic plan:

  Awareness     Assessment     Renovation    Validation  Implementation  Contingency
  ---------     ----------     ----------    ----------  --------------  -----------
Internal 100%  Internal 100%  Internal 95%  Internal 95%  Internal 95%   Internal 95%
External 100%  External 100%  External 95%  External 95%  External 90%   External 90%

The Corporation has formulated a contingency plan for its mission critical process and is prepared to execute the same if the need arises. The progress of the corporations' year 2000 Plan is being monitored by its regulators. A full examination of the Corporation's plan was conducted by the FDIC during January 1999 with a follow-up in March and June 1999.

This information is provided as part of the year 2000 Readiness Disclosure under United States Federal Law.

SUBSEQUENT EVENTS

On July 1,1999, a payment was made to the Federal Deposit Insurance Corporation
(FDIC) in the amount of $1.8 million representing one of the notes related to the Capital Assistance program from the Resolution Trust Corporation for certain acquisitions that took place during 1994. At that time, two notes were obtained from the R.T.C. in the form of capital assistance, one due June 1999 in the amount of $3.9 million and the other one for $1.8 million due September 1999. Through an arrangement with the FDIC, the $3.9 million note due June 1999, was extended for another year with an interest rate equal to the 13 week Treasury Bill plus 300 basis points. As part of the agreement, the note due June 1999 in the amount of $1.8 million was paid July 1, 1999.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


PART I.     FINANCIAL INFORMATION

            Item II. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

            Harbor Bankshares Corporation's earnings for the second quarter of 1999 totaled $6 thousand, a decrease of $167 thousand or 96.5 percent when compared to the second quarter of 1998. Net interest income increased by $126 thousand. Other operating income increased by $106 thousand, mainly due to the sale of a parking lot located next to one of the branch offices of the bank, the net gain for that sale was $112 thousand. Total expenses for the quarter increased by $322 thousand or 21.7 percent reflecting increases in salary and benefits of $128 thousand or 19.0 percent as a result of a de-novo branch facility open during January 1999, as well as additional staff and salary increases. Equipment expense increased by $81 thousand or 81.0 percent due to the expansion and equipment cost related to up grades and enhancements of systems related to the Y2-K issue. The provision for loan losses was increased by $164 thousand or 443.2 percent during the quarter in order to accommodate certain charge-offs identified by management. The net effect of the income and expenses variances resulted in the $167 thousand decrease.

            Year-to-date earnings as of June 30, 1999, were $44 thousand or $.06 basic earnings per share, reflecting a decrease of $.39 per share when compared to the six month ending June 30,1998, when earnings were $313 thousand or $.45 basic earning per share. Return on Average Assets (ROAA) and Return on Average Equity (ROAE) were.05 percent and .83 percent respectively.

            Net interest income increased by $353 thousand or 12.5 percent over last year's second quarter. Interest on investment securities increased by $1.0 million or 88.8 percent reflecting the investment of the proceeds from the deposit growth in that area. Interest and fees on loans reflected an slight increase of $16 thousand or .43 percent reflecting flat loan growth. Interest expense increased by $433 thousand or 17.5 percent. Interest expense on saving accounts which include money market accounts increased by $345 thousand or
            51.4 percent reflecting the growth of those categories. Interest expense on bearing transaction accounts reflected an increase of $165 thousand or 59.1 percent, indicating a sizable deposit growth in those accounts. Interest expense on time deposits decreased by $101 thousand or 7.3 percent. Included in total interest expense, were $40 thousand of interest in borrowings from the Federal Home Loan Bank of Atlanta and $139 thousand of interest on the long term debt to the Federal Deposit Insurance Corporation.

            The provision for possible Loan Losses was $352 thousand for the six months ended June 30, 1999, an increase of $277 thousand or 369.3 percent over the same period for 1998. This increase represents an increase allocation for certain losses identified by management in the commercial, real estate and consumer loan portfolios. Charge-offs as of the end of the second quarter totaled $539 thousand and recoveries $78 thousand.

            Other operating income increased by $52 thousand or 7.7 percent. Service charges on deposit accounts increased by $47 thousand or
            15.6 percent as a result of increased activity. Other income decreased by $107 thousand or 28.7 percent as a result of the outsourcing of the Bank's ATM Network in order to mitigate the cost of the operation.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


      Expenses related to the cost of the ATM network also decreased, offsetting the loss of revenues from this operation. Included in other operating income is a gain of $112 thousand related to the sale of a parking lot adjacent to one of the Bank's offices which was acquired in December, 1998. Fee income from the subsidiary of the Bank, Harbor Financial Services, was $78 thousand. Their operation resulted in break even earnings for the first six months of 1999. Non-interest expense increased by $534 thousand or 18.2 percent, mainly due to a recent expansion of a branch facility established during January, 1999 as well as the cost associated with purchases and up grades of equipment related to the Y2-K compliance. Salaries and benefits increased by $240 thousand or 18.1 percent reflecting the cost of the expansion as well as additional staff and general salary increases. Occupancy cost increased by $44 thousand or12.4 percent mainly as a result of the new branch facility. Equipment expense increased by $100 thousand or 49.8 percent, reflecting the up grades and purchases mentioned above. Data processing expense increased by $48 thousand or 15.9 percent as a result higher transaction volume and Y2-K testing cost. Goodwill amortization at $166 thousand remained the same as the previous year. Other expenses increased by $89 thousand or
      15.4 percent basically due to the branch expansion, collection cost, and growth in other areas of the bank.

      As of June 30, 1999, total deposits were $154.1 million reflecting a decrease of $13.4 million or 8.0 percent when compared to December 31, 1998. Non-interest bearing accounts increased by $3.7 million or 32.2 percent due to increased deposit activity in the commercial accounts category. Saving accounts which included money market accounts decreased by $5.7 million or 8.8 percent as a result of certain escrow deposits withdrawals. Time deposits decreased by $10.4 million or 17.1 percent, mainly reflected in time deposits of $100 thousand and over, which decreased by $10.5 million or 33.5 percent. Net loans decreased by $4.6 million or 5.4 percent, reflecting the pay-off of commercial and real estate loans.

      Shareholder's equity decreased by $2.0 million or 18.7 percent. The cash dividend during the first quarter of $172 thousand and the increase of $1.8 million in the unrealized losses on available-for-sale securities were the reasons for the decrease, net income for the period were $44 thousand. Primary and risk based capital for the corporation were 4.8 and
      9.7 percent, respectively.

      The corporation stock is traded privately. During the first halve of the year, a few trades were registered ranging from $17.00 to $18.00 per share.

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

            Item V.    Other Information

                       None

            Item VI.   Exhibits and Reports on Form 8-K

                       Exhibit II - Statement Regarding Computation of per Share Earnings

                       The Company did not file any report on Form 8-K for the period ending June 30, 1999.

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

The following table presents a summary of per share data and amounts for the period indicated:


YTD ended   Qualifying   Basic EPA    Basic     Dilutive     Diluted     Diluted
 June 30    Net Income     Shares      EPS       Shares      Shares        EPS
---------   ----------   ---------    -----     --------     -------     -------

1999        $ 43,629       686,537     $.06     173,839      860,376      $ .05
1998        $312,676       686,537     $.45      50,865      737,402      $ .42



Qtr ended
 June 30
---------

1999        $  5,870       686,537     $.01     173,839      860,376      $ .01
1998        $173,139       686,537     $.25      50,865      737,402      $ .23

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        HARBOR BANKSHARES CORPORATION


Date: August 13, 1999         Joseph Haskins, Jr.
      ---------------         -------------------
                              Joseph Haskins, Jr.
                              President and Chief Executive Officer



Date: August 13, 1999         Teodoro J. Hernandez
      ---------------         --------------------
                              Teodoro J. Hernandez
                              Treasurer