Form 10QSB
period 1999-09-30
HARBOR BANKSHARES CORP
filed 1999-11-09
CIK 889608

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     -----------------------------------

For quarter ended SEPTEMBER 30, 1999
                  ------------------

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

                                    X  YES    NO
                                    --    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

COMMON STOCK, NON-VOTING, $.01 PAR VALUE - 33,333 SHARES AS OF SEPTEMBER 30, 1999. COMMON STOCK, $.01 PAR VALUE -- 653,204 SHARES AS OF SEPTEMBER 30, 1999
      -----------------------------------------------------------------------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------


                                    INDEX
                                    -----

PART I      FINANCIAL INFORMATION
            ---------------------

            ITEM 1   Financial Statements

                     Consolidated Statements of Condition - September 30, 1999 (Unaudited) and December 31, 1998

                     Consolidated Statements of Income (Unaudited) - Three months Ended September 30, 1999 and 1998

                     Consolidated Statements of Income (Unaudited) - Nine months Ended September 30, 1999 and 1998

                     Consolidated Statement of Cash Flows (Unaudited) - Nine months Ended September 30, 1999 and 1998

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



SIGNATURES
----------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------

                     CONSOLIDATED STATEMENTS OF CONDITION
                                                         SEPT.  30           DEC 31
                                                           1999               1998
                                                          -----              ------
                                                                (UNAUDITED)
                                                           DOLLARS IN THOUSANDS
ASSETS
Cash and Due from Banks                                 $  6,614          $   5,027
Interest Bearing Deposits in Other Banks                     480              1,055
Investment Securities:
      Held to maturity (market values of  $20
      as of 9/30/99 and $17,163 as of 12/31/98)               20             17,168
      Available for Sale                                  51,945             55,085
                                                          ------             ------
            Total Investment Securities                   51,965             72,253
Federal Funds Sold                                         5,261             13,402
Loans                                                     91,510             85,957
Unearned Income                                             (154)              (160)
Reserve for Possible Loan Losses                            (859)              (699)
                                                            -----           -------
            Net Loans                                     90,497             85,098
Property and Equipment - Net                               1,680              1,406
Other Real Estate Owned                                      773                638
Goodwill                                                   3,253              3,500
Accrued Interest Receivable and Other Assets               3,685              2,344
                                                           -----             ------
            TOTAL ASSETS                             $   164,208         $  184,723
                                                         -------           --------
LIABILITIES
Deposits:
      Non-Interest Bearing Demand                    $    17,601         $   11,483
      Interest Bearing Transaction Accounts               33,843             32,520
      Savings                                             55,305             64,730
      Time, $100,000 or more                              17,256             31,351
      Other Time                                          27,317             27,398
                                                          ------             ------
            Total Deposits                               151,322            167,482
Accrued Interest and Other Liabilities                       625                777
Short Term Borrowings                                       ---                 ---
Notes Payable                                              3,983              5,796
                                                           -----             -------
            TOTAL LIABILITIES                            155,930            174,055
SHAREHOLDERS' EQUITY
Common stock, - par value $.01 per share:
Authorized 10,000,000 shares; 653,204 voting shares
at 9/30/99 and 12/31/98 and 33,333
non-voting shares at 9/30/99 and 12/31/98.                     7                  7
Capital Surplus                                            6,472              6,472
Retained Earnings                                          4,126              4,414
Treasury Stock                                               (10)               (25)
Accumulated other comprehensive income                    (2,317)              (200)
                                                         -------             ------
      TOTAL SHAREHOLDERS' EQUITY                           8,278             10,668
                                                         -------             ------
      TOTAL LIABILITIES & SHAREHOLDERS'
      EQUITY                                          $  164,208        $   184,723
                                                         -------             -------

(See Notes to Unaudited Consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------
                      CONSOLIDATED STATEMENTS OF INCOME
                                                           Three Months Ended
                                                             September 30
                                                           1999        1998
                                                           ----        ----
                                                              (Unaudited)
                                                              In Thousands
                                                          Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                       $     2,010       $      1,984
Interest on Investment Securities (Taxable)              920                648
Interest on Deposits in Other Banks                        9                 31
Interest on Federal Funds Sold                           139                149
                                                      ------            -------
      TOTAL INTEREST INCOME                            3,078              2,812
INTEREST EXPENSE
Interest on Deposits
      Savings                                            494                301
      Interest Bearing Transaction Accounts              236                262
      Time $100,000 or More                              243                335
      Other Time                                         361                326
      Interest on Borrowed Funds                           -                  -
      Interest on Notes Payable                           77                 76
                                                      -------             ------
      TOTAL INTEREST EXPENSE                           1,411              1,300
                                                       -----             ------
      NET INTEREST INCOME                              1,667              1,512
      Provision for Possible Loan Losses                 400                 38
                                                      ------             -------
      NET INTEREST INCOME AFTER
      PROVISION FOR POSSIBLE LOAN LOSSES               1,267              1,474
OTHER OPERATING INCOME
      Service Charges on Deposit Accounts                235                146
      Other Income                                       126                151
                                                         ---               ----
                                                         361                297
OTHER OPERATING EXPENSES
      Salaries and Employee Benefits                     827                634
      Occupancy Expense of Premises                      220                192
      Equipment Expense                                  208                 93
      Data Processing Expense                            158                155
      Deposit Assessments and Related Fees                11                  9
      Goodwill Amortization                               82                 82
      Other Expenses                                     363                306
                                                      ------             -------
                                                       1,869              1,471
INCOME BEFORE INCOME TAXES                              (241)               300
      Applicable Income Taxes                            (81)                98
                                                      -------            -------
NET INCOME                                      $       (160)      $        202
                                                      ------              -----
BASIC EARNINGS PER SHARE                        $       (.23)      $        .30
DILUTED EARNINGS PER SHARE                      $       (.18)      $        .28
AVERAGE COMMON SHARES
OUTSTANDING                                              687                687
      Dividends Declared per Share              $          -       $          -
(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------
                      CONSOLIDATED STATEMENTS OF INCOME
                                                       Nine Months Ended
                                                         September 30
                                                       1999          1998
                                                           (Unaudited)
                                                           In Thousands
                                                        Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                      $     5,744        $      5,702
Interest on Investment Securities (Taxable)           3,082               1,793
Interest on Deposits in Other Banks                      31                 106
Interest on Federal Funds Sold                          296                 500
                                                      ------            -------
      TOTAL INTEREST INCOME                           9,153               8,101
INTEREST EXPENSE
Interest on Deposits
      Savings                                         1,509                 971
      Interest Bearing Transaction Accounts             680                 541
      Time $100,000 or More                             840                 895
      Other Time                                      1,032               1,135
      Interest on Borrowed Funds                         40                   -
      Interest on Notes Payable                         216                 231
                                                      -------             ------
      TOTAL INTEREST EXPENSE                          4,317               3,773
                                                      -----              ------
      NET INTEREST INCOME                             4,836               4,328
      Provision for Possible Loan Losses                752                 113
                                                      ------             ------
      NET INTEREST INCOME AFTER
      PROVISION FOR POSSIBLE LOAN LOSSES              4,084               4,215
OTHER OPERATING INCOME
      Service Charges on Deposit Accounts               582                 446
      Other Income                                      391                 523
      Gains Sale of Real Estate                         112                   -
                                                        ---             -------
                                                      1,085                 969
OTHER OPERATING EXPENSES
      Salaries and Employee Benefits                  2,388               1,955
      Occupancy Expense of Premises                     620                 548
      Equipment Expense                                 519                 294
      Data Processing Expense                           507                 456
      Deposit Assessments and Related Fees               33                  28
      Goodwill Amortization                             248                 248
      Other Expenses                                  1,028                 882
                                                      ------             -------
                                                      5,343               4,411
INCOME BEFORE INCOME TAXES                             (174)                773
      Applicable Income Taxes                           (58)                258
                                                      -------             -----
NET INCOME                                      $      (116)       $        515
                                                      ------              -----
BASIC EARNINGS PER SHARE                        $      (.17)       $        .75
DILUTED EARNINGS PER SHARE                      $      (.13)       $        .70
AVERAGE COMMON SHARES
OUTSTANDING                                             687                 687
      Dividends Declared per Share              $       .25        $        .25
(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        Nine Months Ended
                                                                           September 30
                                                                    1999                  1998
                                                                    ----                 -----
                                                                           (Unaudited)
                                                                       Dollars in Thousands
OPERATING ACTIVITIES
Net Income                                                         $  (160)             $  515
Adjustments to Reconcile Net Income to Net Cash
      and Cash Equivalents Provided by (Used in) Operating
      Activities:
      Gains on sales of Real Estate                                   (112)                  -
      Gains on sales of securities                                     ----                (26)
      Gains on sale of loans                                            (2)                 (1)
      Provision for Possible Loan Losses                               752                 113
      Depreciation and Amortization                                    695                 551
      (Increase) in Interest Receivable and Other Assets            (1,476)               (901)
      (Increase) Decrease in Interest Payable and Other
      Liabilities                                                      152                (185)
                                                                     -----             ---------
Net Cash Provided by (Used in) Operating Activities                   (151)                 66
INVESTING ACTIVITIES
Net Decrease in Deposits at Other Banks                                575               1,061
Purchase of Investments held to maturity                               (90)                ---
Purchase of Investments Securities available for sale               (5,000)            (31,946)
Proceeds from Investment Securities held to maturity                17,238                 ---
Proceeds from Called Investments Securities held
to maturity                                                            ---              11,000
Proceeds from Sale of Securities available for sale                    ---               1,839
Proceeds from Called Securities available for sale                   5,000              12,000
Proceeds from the sale of loans                                      3,570               1,498
Net Increase in Loans                                               (8,977)             (7,006)
Purchase of Premises and Equipment                                    (720)               (224)
Proceeds from the Sale of OREO                                          92                 ---
Net change in OREO                                                    (227)                ---
Proceeds from the Sale of Real Estate                                  147                 ---
                                                                    -----------         -------
Net Cash and Cash Provided by                                       11,608             (11,778)
      (Used in) Investing Activities

FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing
      Transaction Accounts                                           6,118               2,972
Net Increase (Decrease) in Interest Bearing
      Transaction Accounts                                           1,323              16,876
Net Decrease in Savings Deposits                                    (9,425)            (12,055)
Net Decrease in Time Deposits                                      (14,176)               (137)
Payment of FDIC Debt                                                (1,813)                ---
Acquisition, Sale of Treasury Stock                                     15                  24
Payment of Cash Dividends                                             (173)               (402)
                                                                     ------              ------
Net Cash (Used in) Provided by Financing Activities                (18,131)              7,278
                                                                    --------             -----
Increase (Decrease) in Cash and Cash Equivalents                    (6,674)             (4,434)
Cash and Cash Equivalents at Beginning of Period                    18,549              18,549
                                                                    -------             -------
Cash and Cash Equivalents at End of Period                        $ 11,875             $14,115
                                                                  ========             =======

(See Notes to Unaudited Consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999

Note A:     Basis of Presentation
            ---------------------

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Note B:     Comprehensive Income
            --------------------

            Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources. Presented below is a reconciliation of net income to comprehensive income indicating the component of other comprehensive income:

                                                     Nine Months Ended Sept. 30,

                                                         1999          1998
                                                         ----          ----
            Net Income                                $ (116)         $ 515

            - Other Comprehensive Income:
              Unrealized Holding Gains (Losses)
              Arising During the period               (3,312)           192
             - Less: Reclassified Adjustments for
                gains included in Net Income           -----            (26)
                                                     --------         -------

            Other Comprehensive Income, Before
            Tax                                       (3,312)           166


            Income Tax Expense (Benefit) Related to
            items of Other Comprehensive Income         (994)           (56)


            Other Comprehensive Income                (2,318)           110
                                                    ---------           ----


            Comprehensive Income (Loss)            $  (2,434)        $  625
                                                   ==========      ===========

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------


Note C: In September 1988, the Financial Accounting Standards Board ("FASB") issued Statement 133"Accounting for Derivative Instruments and Hedging Activity." This Statement establishes accounting and reporting standards for derivative instruments and hedging activity. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial statements. The FASB recently deferred the effective date for one year. Statement 133 will be effective for all fiscal quarters of fiscal years beginning after September 15, 2000.

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

Note D: In April 1999, the Financial Accounting Standards Board (FASB) announced "that it would eliminate pooling of interests as a method of accounting for business combinations." In a unanimous vote, the Board tentatively decided that using the purchase method is preferable to allowing more than one method to be used when businesses combine. The change will be effective for business combinations initiated after the FASB issues a final standard on the issues. This is expected to occur toward the end of 2000. The Board expects to issue for comment a formal proposal on business combination issues sometime early in the third quarter of this year.

YEAR 2000, COMPLIANCE

      The Board of Directors has established a Year 2000 committee to monitor progress with achieving and certifying Year 2000 compliance. In addition, the Company has utilized an external consulting firm to assist with its Year 2000 program. The majority of the Bank data systems are provided through an outsourcing relationship with Electronic Data Systems (EDS). These systems were upgraded during July, 1998. Validation testing with EDS was conducted during March 1999 and no Y2-K issues were identified. Systems appeared to be ready to function beyond the year 2000.

      The Corporation and its subsidiary have no internally generated programmed software coding to correct, as substantially all of the software utilized by the Company and its subsidiary is purchased or licensed from external providers. An inventory of this software has been completed and identified remedial steps have been implemented and tested.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------


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

  Awareness       Assessment       Renovation     Validation   ImplementatiContingency
 Internal 100%  Internal 100%    Internal 100%  Internal 100%     Internal  95%
 External 100%  External 100%    External 100%  External 100%     External  95%

The Corporation has formulated a contingency plan for its mission critical processes and is prepared to execute the same if the need arises. The progress of the corporations' year 2000 Plan is being monitored by its regulators. A full examination of the Corporation's plan was conducted by the FDIC during January 1999 with subsequent follow-ups.

This information is provided as part of the year 2000 Readiness Disclosure under United States Federal Law.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------

PART I.     FINANCIAL INFORMATION
-------     ---------------------

            Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Harbor Bankshares Corporation's earnings for the third quarter of 1999 reflected a loss of $160 thousand, a decrease of $362 thousand or 179.2 percent when compared to the third quarter of 1998. This decrease, was mainly due to allocations to the Loan Loss Reserves which totaled $400 thousand for the third quarter of 1999 compared to $38 thousand for the same period for 1998. Net interest income increased by $111 thousand. Other non-interest income increase by $64 thousand or 21.5 percent resulting from the re-structure and monitoring of the service charges area of the Bank. Total expenses for the quarter increased by $398 thousand or 27.1 percent reflecting increases in salary and benefits of $193 thousand or 30.4 percent as a result of a de-novo branch facility opened during January, 1999, as well as additional staff in the lending area and general salary increases. Equipment expense increased by $115 thousand or 123.6 percent due to the expansion and cost associated with up grades and enhancements of systems related to the Y-2K issue. The net effect of the income and expenses variances resulted in the $160 thousand loss for the quarter.

            Year-to-date earnings as of September 30, 1999, reflected a loss of $116 thousand or ($.17)) basic earnings per share, reflecting a decrease of ($.92) per share when compared to the nine months ending September 30, 1998, when earnings were $515 thousand or $.75 basic earnings per share. Return on Average Assets (ROAA) and Return on Average Equity (ROAE) were (.06) percent and (1.1) percent respectively.

            Net interest income increased by $508 thousand or 11.7 percent over last year's third quarter. Interest on investment securities increased by $1.3 million or 71.9 percent reflecting the investment of the proceeds from the deposit growth in that category. Interest and fees on loans reflected an slight increase of $42 thousand or .73 percent reflecting flat loan growth. Interest expense increased by $544 thousand or 14.4 percent, reflecting the growth in the interest bearing deposits. Interest on saving deposits increased by $538 thousand or 55.4 percent, included in this category, are escrow deposits in excess of $18.0 million belonging to the Baltimore and Detroit Public School systems. Interest expense on interest bearing deposit accounts increased by $ 139 thousand or 25.7 percent, reflecting the continuous growth on those accounts. Interest expense on time deposits deceased by $158 thousand or 7.8 percent. Included in interest expense was $40 thousand of interest in borrowings from the Federal Home Loan Bank of Atlanta and $216 thousand of interest on the debt to the Federal Deposit Insurance Corporation.

            The provision for possible Loan Losses was $752 thousand for the nine months ended September 30, 1999, an increase of $639 thousand or 565.4 percent over the same period for 1998. This increase represents allocations for certain losses identified by management in the commercial, real estate and consumer loan portfolios. Charge-offs as of the end of the second quarter totaled $685 thousand and recoveries $93 thousand.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------

      Other operating income increased by $116 thousand or 11.9 percent. Service charges on deposit accounts increased by $136 thousand or 30.5 percent as a result of the re-structure and close monitoring of the service charges categories. Other fee income decreased by $132 thousand or 25.2 percent as a result of the outsourcing of the Bank's ATM Network in order to mitigate the cost of the operation. Corresponding expense categories related to the network were also reduced, offsetting some of the loss of the fee income. Included in other operating income, is a gain of $112 thousand representing a sale of a parking lot adjacent to one of the Bank's offices. Fee income from the subsidiary of the Bank, Harbor Financial Services, was $111 thousand. Their operation resulted in break even earnings for the nine months ended September 30, 1999. Non-interest expense increased by $932 thousand or 21.1 percent, mainly due to a recent expansion of a branch facility established during January 1999, cost associated with purchases and up grades of equipment related to the Y2K issue and the collection of bad debts. Salary and benefits increased by $433 thousand or 22.1 percent reflecting the cost of the new facility as well as additional staff and general salary increases. Occupancy cost increased by $72 thousand or 13.1 percent mainly as a result of the new branch facility. Equipment expense increased by $243 thousand or 53.2 percent reflecting the upgrades and purchases mentioned above. Data processing expense increased by $51 thousand or 11.1 percent as a result of higher transaction volume and Y2K testing cost. Goodwill amortization at $248 thousand remained the same as the previous year. Other expenses increased by $146 thousand or 16.5 percent basically due to the branch expansion, loan collection cost and general growth in other areas of the bank.

      As of September 30, 1999, total deposits were $151.3 million, reflecting a decrease of $16.1 million when compared to December 31, 1998. Non-interest bearing accounts increased by $6.1 million or 53.3 percent as of the end of the quarter, reflecting increased activity in the commercial accounts category. Savings accounts decreased by $9.4 million or 14.6 percent, reflecting fluctuations in the Money Market accounts as a result of certain escrow deposits withdrawals. Time deposits decreased by $14.2 million, mainly reflected in the category of Time Deposits over $100 thousand which decreased $14.0 million or 44.6 percent. Net loans increased by $5.4 million or 6.3 percent.

      Shareholder's equity decreased by $2.4 million or 22.4 percent mainly due to the increase in unrealized losses in available-for-sale securities, which were $2.1 million when compared to the December 31, 1998 total of $200 thousand. Primary and risk based capital for the corporation were 4.5 and 8.2 percent, respectively.

      The corporation stock is traded privately. During the first nine months of the year, a few trades were registered ranging from $17.00 to $18.00 per share.

      HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

      --------------------------------------------


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

            Item II.    Changes in Securities
                        ---------------------

                        None

            Item III.   Defaults Upon Senior Securities
                        -------------------------------

                        None

            Item IV.    Submission of Matters to a Vote of Security Holders
                        ---------------------------------------------------

                        None

            Item V.     Other Information
                        -----------------

                        None

            Item VI.    Exhibits and Reports on Form 8-K
                        --------------------------------

                        Exhibit II - Statement Regarding Computation of per Share Earnings

                        The Company did file a report on Form 8-K for the period ending September 30, 1999. This report indicated the termination of the Corporation's accountant, PriceWaterhouse Coopers, LLP as of September 14. 1999

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------

                                  EXHIBIT II
                                  ----------

            STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE


Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of potentially dilutive transactions or conversions. This computation of diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method which could occur if contracts to issue common stock were exercised, such as stock options and shared in corporate earnings.

The following table presents a summary of per share data and amounts for the period indicated:

YTD ended        Qualifying      Basic EPA   Basic     Dilutive    Diluted      Diluted
September 30     Net Income      Shares      EPS        Share       Shares       EPS
------------     ----------      ------      ---        -----       ------       ---

1999              ($115,960)     686,537    ($.17)      173,839     860,376     ($.13)
1998               $514,521      686,537     $.75        50,865     737,402      $.70


Qtr ended
September 30
------------
1999             ($159,589)      686,537     ($.23)     173,839     860,376     ($.18)
1998               $201,845      686,537      $.29       50,865     737,402      $.27

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------


                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        HARBOR BANKSHARES CORPORATION


Date:
     -------------            -------------------
                              Joseph Haskins, Jr.
                              President and Chief Executive Officer



Date: 11-8-99                 /s/ Teodoro J. Hernandez
     -------------            ------------------------
                                  Teodoro J. Hernandez
                                  Treasurer