Form 10KSB
period 1999-12-31
HARBOR BANKSHARES CORP
filed 2000-03-29
CIK 889608

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
                         -------

                         HARBOR BANKSHARES CORPORATION
                         -----------------------------
            (Exact name of registrant as specified in its charter)


                 Maryland                             52-1786341
      -------------------------------------------------------------------
      (State or other jurisdiction of       (IRS Employer Identification
               incorporation)                          Number)


           25 West Fayette Street                       21201
            Baltimore, Maryland
      -------------------------------------------------------------------
      (Address of principal executive                (Zip Code)
                  offices)
      -------------------------------------------------------------------
       Registrant's telephone number:              (410) 528-1800
      -------------------------------------------------------------------


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

     Yes     XXX            No
          ----------            ---------

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

                         HARBOR BANKSHARES CORPORATION

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      SECURITIES AND EXCHANGE COMMISSION
                                  FORM 10-KSB

Table of Contents
-----------------

PART I............................................................................................   - 2 -

Item 1.  Business.................................................................................   - 2 -

The Harbor Bank of Maryland.......................................................................   - 2 -

Competition.......................................................................................   - 3 -

Supervision and Regulation........................................................................   - 3 -

Governmental Monetary Policies and Economic Controls..............................................   - 3 -

Employees.........................................................................................   - 4 -

Executive Officers................................................................................   - 4 -

Statistical Information...........................................................................   - 4 -

Item 2.  Properties...............................................................................   - 4 -

Item 3.  Legal Proceedings........................................................................   - 5 -

Item 4.  Submission of Matters to a Vote of Security Holders......................................   - 5 -

PART II...........................................................................................   - 5 -

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters....................   - 5 -

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations....   - 5 -

Item 7.  Financial Statements.....................................................................   - 5 -

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.....   - 5 -

PART III..........................................................................................   - 5 -

Item 9.  Directors and Executive Officers of the Registrant.......................................   - 5 -

Item 10.  Executive Compensation..................................................................   - 6 -

Item 11.  Security ownership of certain beneficial owners and management..........................   - 6 -

Item 12.  Certain relationships and related transactions..........................................   - 6 -

PART IV...........................................................................................   - 6 -

Item 13.  Exhibits and Reports on Form 8-K........................................................   - 6 -

CONSOLIDATED AVERAGE STATEMENTS OF CONDITION AND RATIOS...........................................   - 8 -

CAPITAL SCHEDULE..................................................................................   - 9 -

CONSOLIDATED STATEMENTS OF INCOME.................................................................  - 10 -

AVERAGE RATES EARNED OR PAID FOR THE YEARS 1998, 1997 AND 1996....................................  - 11 -

Analysis of Changes in Net Interest Income........................................................  - 12 -

INTEREST VARIANCE ANALYSIS........................................................................  - 12 -

INVESTMENT SECURITIES.............................................................................  - 13 -
     Maturity Distribution........................................................................  - 13 -
     Weighted Average Interest Rate at December 31, 1998..........................................  - 13 -
     Carrying amount and the market value at 1998 and 1997:.......................................  - 13 -

FIVE-YEAR LOAN DISTRIBUTION.......................................................................  - 14 -
     Five-Year Loan Distribution at December 31 (dollars in thousands)............................  - 14 -
     Five-Year Loan Distribution at December 31 (expressed as percentages)........................  - 14 -

SUMMARY OF LOAN LOSS EXPERIENCE...................................................................  - 15 -

RISK ELEMENTS OF LOAN PORTFOLIO...................................................................  - 16 -

NON-ACCRUAL LOANS AT DECEMBER 31, 1998 AND DECEMBER 31, 1997......................................  - 16 -

Potential Problem Loans...........................................................................  - 16 -

MATURITY OF LOANS AS OF DECEMBER 31, 1998.........................................................  - 17 -

LOANS CLASSIFIED BY SENSITIVITY TO CHANGES IN INTEREST RATES......................................  - 17 -

MATURITIES OF TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE OUTSTANDING
    AT DECEMBER 31, 1998 AND 1997.................................................................  - 18 -

LONG AND SHORT TERM BORROWINGS....................................................................  - 18 -

BORROWINGS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997.........................................  - 18 -

                                                   HARBOR BANKSHARES CORPORATION

Documents Incorporated by Reference
-----------------------------------

     Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 and the Registrant's 2000 Proxy Statement are incorporated by reference into Parts I and II.


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

     The Harbor Bank of Maryland is a commercial bank headquartered in Baltimore, Maryland. The Bank conducts a general commercial and retail business. The Bank was opened on September 13, 1982 and was incorporated under the laws of the State of Maryland. During the second and third quarters of 1994, the Corporation, through its subsidiary, The Harbor Bank of Maryland acquired three (3) branch locations from the Resolution Trust Corporation; two
(2) located in Baltimore City, and one (1) located in Riverdale, Prince George's County. A new branch location was opened during December 1995 in Baltimore County, expanding the market area of the Bank. During May, 1997, The Harbor Bank of Maryland, opened a de novo Branch location in the East side of Baltimore City. On January 19, 1999, a de novo branch was also opened in the West side of the City, creating a new market area for the Bank.

     Harbor Financial Services, a company dealing with the sale of mutual funds, stocks, insurance etc., was established as a subsidiary of the Bank during May 1997, in order to compete with that expanding market. This subsidiary had a profit of $2 thousand during 1999.

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

                                                   HARBOR BANKSHARES CORPORATION


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


Executive Officers
------------------

     Information concerning executive officers of the Corporation is listed below:


     Executive Officers        Age    Position

     Joseph Haskins, Jr.       52     Chairman, President and Chief Executive
                                      Officer of the Bank and Corporation

     John Paterakis            71     Chairman of the Executive Committee of
                                      the Corporation and the Bank

     Teodoro J. Hernandez      54     Treasurer of the Corporation and Vice
                                      President and Cashier of the Bank

     George F. Vaeth, Jr.      66     Secretary of the Corporation and the Bank


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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None

PART II
-------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     Information listed under "Shareholder Information" in the Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference with respect to prices for the Registrant's common stock and the dividends paid thereon. The number of Shareholders of Record as of December 31, 1999 was 729.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

     Information required by this item is incorporated by reference from information appearing under the caption, "Corporate Financial Review" appearing on pages 1 through 10 of the Management Discussion and Analysis section of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999, and from pages 8 through 18 of this Form 10-KSB.

Item 7.  Financial Statements
-----------------------------

     Information required by Item 7 is incorporated by reference from information appearing on pages 1 through 22 in the Audited Consolidated Financial Statements section of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999.

Item 8.  Changes In and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

     On September 8, 1999, the Corporation dismissed PricewaterhouseCoopers, LLP as its certifying accountant. PricewaterhouseCoopers, LLP performed the audit of the Corporation's financial statements for the years ended December 31, 1997 and 1998. During these periods and for the period from January 1, 1999 to September 8, 1999, there were no disagreements between the Corporation and PricewaterhouseCoopers, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused PricewaterhouseCoopers, LLP to make reference to such matter in connection with its audit reports on the Corporation's financial statements.
For each of the years ended December 31, 1997 and 1998, PricewaterhouseCoopers, LLP issued unqualified audit reports on the Corporation's financial statements. Neither audit report contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting practice.

     On November 23, 1999, the Corporation engaged Stegman and Company to audit the Corporation's financial statements for fiscal year 1999 as its certifying accountants. The Corporation solicited bids for audit services from a number of firms. The appointment of Stegman was recommended by the Audit Committee of the Board of Directors and approved by the Oversight Committee of the Board of Directors on November 10, 1999. There were no consultations between the Corporation and Stegman regarding the application of accounting principles to any matter, or as to any type of opinion that might be issued on the Corporation's financial statements.

                                                   HARBOR BANKSHARES CORPORATION


PART III
--------

Item 9.  Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     Information required by this item is incorporated by reference from information appearing under the caption, "Election of Directors" on pages 2 to 8 of the Registrant's 2000 Proxy Statement and page 4 of this report under the caption of "Executive Officers" of the Registrant.

Item 10.  Executive Compensation
--------------------------------

     Information required by this item is incorporated by reference from information appearing under the caption "Executive Compensation" on pages 8 and 9 of the Registrant's 2000 Proxy Statement.


Item 11.  Security ownership of certain beneficial owners and management
------------------------------------------------------------------------

     Information required by Item 11 is incorporated by reference from information appearing on pages 2 to 7 of the Registrant's 2000 Proxy Statement, under the caption of "Election of Directors" of the Registrant.


Item 12.  Certain relationships and related transactions
--------------------------------------------------------

     The information required by Item 12 is incorporated by reference from Note 12 on page 18 in the Audited Consolidated Financial Statements section of the Registrant's Annual Report to Shareholders.

PART IV
-------

Item 13.  Exhibits and Reports on Form 8-K-
-------------------------------------------

(a)  Exhibits

     (1) The following consolidated financial statements of the Registrant and its subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated herein by reference in Item 8:

     Consolidated Statements of Condition
          As of December 31, 1999 and 1998

     Consolidated Statements of Income
          Years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Changes in Shareholders' Equity
          Years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows
          Years ended December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

     Report of Stegman & Company, Independent Auditors.

     Harbor Bankshares Corporation 2000 Proxy Statement

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

(b)  Reports on Form 8-K

     During the fourth quarter of 1999, the Corporation filed a Form 8-K dated November 10, 1999, relating to the change of the Corporation's certifying accountants discussed at Item 8 of this report.

                                                   HARBOR BANKSHARES CORPORATION


            CONSOLIDATED AVERAGE STATEMENTS OF CONDITION AND RATIOS
                            (dollars in thousands)

Year ended December 31,
                                                           1999              1998             1997
                                                      ---------------   --------------   --------------
ASSETS
U.S. Treasury Securities                                    $     --         $     --         $     --
U.S. Government Agencies                                      62,267           36,970           21,244
Interest-Bearing Deposits with Other Banks                       654            2,235            4,408
FHLB Stock and Other Securities                                  554              514              599
Federal Funds Sold                                             7,881           12,870           10,752
                                                            --------         --------         --------
                                                              71,356           52,589           37,003
                                                            --------         --------         --------
Loans
-----
Commercial Loans                                              21,884           14,053            9,592
Real Estate                                                   62,114           63,005           68,945
Consumer Loans                                                 3,341            3,444            3,895
                                                            --------         --------         --------
Loans Net of Unearned Income                                  87,339           80,502           82,432
                                                            --------         --------         --------
Total Earning Assets                                         158,695          133,091          119,435
Allowance for Possible Losses                                   (660)            (682)            (846)
Other Assets                                                  12,604           12,550           12,531
                                                            --------         --------         --------
                                                            $170,639         $144,959         $131,120
     TOTAL ASSETS                                           ========         ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-Interest Bearing Deposits                               $ 14,744         $ 12,402         $ 10,209
Interest-Bearing Transaction Accounts                         32,225           25,282           14,828
Savings                                                       59,349           37,559           39,485
Time - $100,000 or more                                       19,653           22,170           18,195
Other Time                                                    28,736           30,313           32,198
                                                            --------         --------         --------
     TOTAL Deposits                                          154,707          127,726          114,915
Other Borrowed Money                                             800               --               --
Notes payable                                                  4,889            5,796            5,796
Other Liabilities                                                961              911              820
                                                            --------         --------         --------
     TOTAL Liabilities                                       161,357          134,433          121,531
SHAREHOLDERS' EQUITY                                           9,282           10,526            9,589
                                                            --------         --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $170,639         $144,959         $131,120
                                                            ========         ========         ========
RATIOS
Average Equity to Average Total Assets                          5.44%            7.26%            7.31%
Return on Assets                                                  --              .50%             .53%
Return on Equity                                                  --             6.86%            7.30%
Dividend Payout Ratio                                          117.0%            23.4%           18.09%

                                                   HARBOR BANKSHARES CORPORATION


CAPITAL SCHEDULE

     Risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. Harbor Bankshares Corporation had total consolidated assets of $178 million at December 31, 1999. Disclosed below are the capital ratios of the Corporation:

                                 Harbor Bankshares
                                    Corporation            Regulatory Requirements
                                 -----------------         -----------------------
Primary Capital                         4.53%                         4.0%
Risk-Based Capital                      8.09%                         8.0%

                                                   HARBOR BANKSHARES CORPORATION


                                 CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands except per share data)

Year ended December 31,                                               1999                   1998                   1997
                                                              --------------------   --------------------   ---------------------
INTEREST AND FEES ON LOANS
     Commercial Loans                                                      $ 1,996                $ 1,326                 $   922
     Real Estate Mortgages                                                   5,503                  6,009                   6,670
     Consumer Loans                                                            408                    407                     447
                                                                           -------                -------                 -------
TOTAL Interest and Fees on Loans(1)                                          7,907                  7,742                   8,040
Interest on Taxable Investment Securities                                    4,008                  2,513                   1,451
Interest on Other Investments(2)                                                38                    126                     246
Interest on Federal Funds Sold                                                 389                    702                     633
                                                                           -------                -------                 -------
     TOTAL Interest Income                                                  12,342                 11,083                  10,370
                                                                           -------                -------                 -------
INTEREST EXPENSE
     Savings                                                                 2,060                  1,266                   1,850
     Interest-Bearing Transaction Accounts                                     918                    798                     371
     Time - $100,000 or more                                                 1,014                  1,241                   1,011
     Other Time                                                              1,390                  1,541                   1,255
     Other Borrowed Money                                                       40                     --                      --
     Interest on Notes Payable                                                 296                    297                     310
                                                                           -------                -------                 -------
     TOTAL Interest Expense                                                  5,718                  5,143                   4,797
                                                                           -------                -------                 -------
Net Interest Income                                                          6,624                  5,940                   5,573
Provision for Possible Credit Losses                                           803                    213                      72
                                                                           -------                -------                 -------
Net Interest Income After Provision for Possible Credit Losses               5,821                  5,727                   5,501
                                                                           -------                -------                 -------
Other Income                                                                 1,470                  1,276                   1,229
Investment Security Gains                                                       --                     26                     213
Other Expenses                                                               7,285                  5,984                   5,840
                                                                           -------                -------                 -------
Income Before Taxes                                                              6                  1,045                   1,101
Applicable Income Tax                                                            5                    317                     401
                                                                           -------                -------                 -------
NET INCOME                                                                 $     1                $   728                 $   700
                                                                           =======                =======                 =======
PER COMMON SHARE
     NET INCOME                                                            $    --                $  1.06                 $  1.07
                                                                           =======                =======                 =======
     Dividends per Share                                                   $   .25                $   .25                 $   .20
                                                                           =======                =======                 =======


NOTES ON CONSOLIDATED STATEMENTS OF INCOME:

(1) Loan fees, which are included in Interest Income, were $387 in 1999, $262 in 1998, $228 in 1997.
(2)  Certificates of Deposit with other financial institutions.

                                                   HARBOR BANKSHARES CORPORATION


        AVERAGE RATES EARNED OR PAID FOR THE YEARS 1999, 1998 AND 1997

Year ended December 31,                                 1999               1998               1997
                                                  ----------------   ----------------   ----------------
     Commercial Loans                                   9.12%              9.44%              9.61%
     Real Estate                                        8.86%              9.54%              9.67%
     Consumer Loans                                    12.21%             11.82%             11.48%
     Taxable Investment Securities                      6.37%              6.69%              6.62%
     Other Investments(1)                               5.81%              5.59%              5.89%
     Federal Funds Sold                                 4.93%              5.45%              5.89%
                                                       -----              -----              -----
       TOTAL Earning Assets                             7.78%              8.33%              8.68%

AVERAGE RATES PAID
     Interest Bearing Transaction Accounts              2.85%              3.16%              2.50%
     Savings                                            3.47%              3.38%              3.45%
     Time - $100,000 or more                            5.16%              5.59%              5.56%
     Other Time                                         4.83%              5.08%              5.41%
     Other Borrowed Money                               5.00%                --                 --
     Notes Payable                                      6.05%              5.12%              5.35%
                                                       -----              -----              -----
     TOTAL Interest Bearing Deposits                    3.93%              4.25%              4.34%
     NET YIELD ON EARNING ASSETS                        3.85%              4.08%              4.34%

(1)  Certificates of Deposit with other financial institutions.

                                                   HARBOR BANKSHARES CORPORATION


Analysis of Changes in Net Interest Income
------------------------------------------

                          INTEREST VARIANCE ANALYSIS
                          --------------------------
                                (in thousands)

                                            1999 COMPARED TO 1998                    1998 COMPARED TO 1997
                                            Increase (Decrease) due to:              Increase (Decrease) due to:
                                           ------------------------------           -----------------------------
                                            Volume       Rate       Net              Volume       Rate      Net
                                           --------     ------    -------           --------     ------   -------
INTEREST INCOME
Loans                                        $  658     $(493)    $  165              $ (188)    $(109)   $ (297)
Investment Securities                         1,698       204      1,494               1,041        28     1,069
Federal Funds Sold                             (272)      (41)      (313)                125       (56)       69
Other Interest Bearing Assets (1)               (87)       --        (87)               (130)        2      (128)
                                             ------     -----     ------              ------     -----    ------
TOTAL Interest Income                        $1,997     $(738)    $1,259              $  848     $(135)   $  713
                                             ======     =====     ======              ======     =====    ======
INTEREST EXPENSE
Interest-Bearing Transaction
Accounts                                     $  219     $ (99)    $  120              $  261     $ 166    $  427
Savings                                         736        58        794                 (66)      (32)      (98)
Time - $100,000 or more                        (141)      (86)      (227)                221         9       230
Other Time                                      (80)      (71)      (151)               (102)      (99)     (201)
Other Borrowed Money                             40        --         40                  --        --        --
Notes Payable                                   (46)       45         (1)                 --       (13)      (13)
                                             ------     -----     ------              ------     -----    ------
TOTAL Interest Expense                       $  728     $(153)    $  575              $  314     $  31    $  345
                                             ======     =====     ======              ======     =====    ======
NET INTEREST INCOME                          $1,269     $(585)    $  684              $  534     $(166)   $  368
                                             ======     =====     ======              ======     =====    ======


Note: Loan fees, which were included in interest income were $387 in 1999, $262 in 1998, and $228 in 1997. A change in Rate/Volume has been allocated to the change in rate.

(1)   Certificates of Deposit with other financial institutions.

                                                   HARBOR BANKSHARES CORPORATION


                 INVESTMENT SECURITIES (dollars in thousands)
                 ---------------------

Maturity Distribution
---------------------

                                     U.S. Treasury       U.S. Government                  Other              TOTAL
                                                                Agencies             Securities
Maturing Within One Year                        --               $    --                 $   --              $    --
Maturing After One But Within                   --                 1,921                     --                1,921
 Five Years
Maturing After Five But Within                  --                 7,445                     --                7,445
 Ten Years
                                                                 -------                   ----              -------
Maturing After Ten Years                        --                40,408                    574               40,982
                                              ----               -------                   ----              -------
TOTAL                                         $ --               $49,774                   $574              $50,348
                                              ====               =======                   ====              =======


Weighted Average Interest Rate at December 31, 1999
---------------------------------------------------

                                     U.S. Treasury       U.S. Government                  Other              TOTAL
                                                                Agencies             Securities
Maturing Within One Year                        --                    --                     --                   --
Maturing After One But Within                   --                  6.00%                    --                 6.00%
 Five Years
Maturing After Five But Within                  --                  6.40%                    --                 6.40%
 Ten Years
Maturing After Ten Years                        --                  6.65%                  7.50%                7.08%
                                              ----                  ----                   ----                 ----
TOTAL                                           --                  6.35%                  7.50%                6.49%
                                              ====                  ====                   ====                 ====


Carrying amount and the market value at 1999 and 1998:
------------------------------------------------------

                                           1999                  1998                  1997
                                    ---------------------------------------------------------------
                                      Book      Market      Book      Market      Book      Market
                                    --------   --------   --------   --------   --------   --------
U.S. Government Agency               $49,774    $49,774    $71,768    $71,763    $28,913    $28,915
Other Securities                         574        574        485        485        600        600
                                     -------    -------    -------    -------    -------    -------
TOTAL                                $50,348    $50,348    $72,253    $72,248    $29,513    $29,515
                                     =======    =======    =======    =======    =======    =======

                                                   HARBOR BANKSHARES CORPORATION


                          FIVE-YEAR LOAN DISTRIBUTION
                          ---------------------------

Five-Year Loan Distribution at December 31 (dollars in thousands)
-----------------------------------------------------------------

                               1999        1998        1997        1996        1995
                            ----------   ---------   ---------   ---------   ---------
Commercial Loans             $ 32,582     $20,710     $ 9,041     $ 9,612     $ 5,891
Real Estate Mortgages          66,336      61,705      65,461      72,017      69,414
Consumer Loans                  3,583       3,382       3,768       3,713       2,804
                             --------     -------     -------     -------     -------
  TOTAL                      $102,501     $85,797     $78,270     $85,342     $78,109
                             ========     =======     =======     =======     =======

Five-Year Loan Distribution at December 31 (expressed as percentages)
---------------------------------------------------------------------

                               1999        1998        1997        1996        1995
                            ----------   ---------   ---------   ---------   ---------
Commercial Loans                31.78%      24.14%      11.55%      11.26%       7.54%
Real Estate Loans               64.72%      71.92%      83.64%      84.39%      88.87%
Consumer Loans                   3.50%       3.94%       4.81%       4.35%       3.59%
                             --------     -------     -------     -------     -------
  TOTAL                         100.0%      100.0%      100.0%      100.0%      100.0%
                             ========     =======     =======     =======     =======

                                                   HARBOR BANKSHARES CORPORATION


                        SUMMARY OF LOAN LOSS EXPERIENCE
                        -------------------------------
                            (dollars in thousands)

Year ended December 31,                        1999            1998            1997             1996             1995
                                           -------------   -------------   -------------   --------------   ---------------
Balance at Beginning of Period                  $   699         $   654         $   889         $   817            $   658
Loans Charged Off:
   Commercial Loans                                 291              --              58              14                ---
   Real Estate Mortgages                            395              54              95               5                  6
   Consumer Loans                                   239             149             160              34                 29
                                                -------         -------         -------         -------            -------
   TOTAL Loans Charged Off                          925             203             313              53                 35
                                                -------         -------         -------         -------            -------
Recoveries of Loans:
   Commercial Loans                                  40              --               1              57                  1
   Real Estate Mortgages                             26               3             ---             ---                  6
   Consumer Loans                                    35              32               5               8                  4
                                                -------         -------         -------         -------            -------
   TOTAL Loans Recovered                            101              35               6              65                 11
                                                -------         -------         -------         -------            -------
Net Loans Charged Off                               824             168             307             (12)                24
                                                -------         -------         -------         -------            -------
Provisions Charged to Operations                    803             213              72              60                183
                                                -------         -------         -------         -------            -------
Balance at End of Period                        $   678         $   699         $   654         $   889            $   817
                                                =======         =======         =======         =======            =======
                                                $87,399         $80,502         $82,432         $81,158            $74,911
Daily Average Amount of Loans                   =======         =======         =======         =======            =======
Allowance for Possible Loan Losses
 to Loans Outstanding                               .66%            .81%            .83%           1.04%              1.09%
                                                =======         =======         =======         =======            =======
Net Charge Offs to Average Loans
 Outstanding                                        .94%            .21%            .37%           (.01%)              .03%
                                                =======         =======         =======         =======            =======

                                                   HARBOR BANKSHARES CORPORATION


                        RISK ELEMENTS OF LOAN PORTFOLIO
                        -------------------------------
                                (in thousands)

December 31                   1999             1998             1997              1996             1995
                         --------------   --------------   ---------------   --------------   --------------
Non-Accrual Loans            $1,003           $1,107            $  770            $ 284             none
Accruing Loans Past              47              547             1,948              276              481
 Due 90 Days or more
Restructured Loans             None             none              none             none             none
                             ======           ======            ======            =====             ====


NON-ACCRUAL LOANS AT DECEMBER 31, 1999 AND DECEMBER 31, 1998
------------------------------------------------------------

                                                                     1998                  1998
                                                                     ----                  ----
Interest Income that Would Have Been Recorded
Under Original Terms                                                 $ 135                 $  94
Interest Income Recorded during the Period                           $  --                 $  --
                                                                     -----                 -----

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


Potential Problem Loans
-----------------------

   At December 31, 1999, the Corporation had $1.0 million in loans for which the borrowers are experiencing financial difficulties. Those loans are subject to constant management attention and their classification is reviewed monthly.

   As of December 31, 1999, 64.7% of the Corporation's loan portfolio was secured by real estate, mainly 1-to-4 family residential properties.

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

   Management allocates the reserve for possible loan losses by type of loan based on the experience method and actual potential losses. Both performing and non-performing loans are also reviewed periodically to identify high risk assets and their potential impact upon the reserve. Based on all information known to date, management does not expect net losses as a percentage of average loans in 2000 to exceed the 1999 levels.

                                                   HARBOR BANKSHARES CORPORATION


MATURITY OF LOANS AS OF DECEMBER 31, 1999
-----------------------------------------

                                           Commercial         Real Estate     Consumer Loans          TOTAL
                                                Loans           Mortgages
Maturing Within One Year                      $ 9,990             $ 7,030             $2,060         $ 19,080
Maturing After One Year But                     1,322               1,918              1,523         $  4,763
 Within Five Years
Maturing After Five Years                      21,256              57,402                 --         $ 78,658
                                              -------             -------             ------         --------
TOTAL                                         $32,568             $66,350             $3,583         $102,501
                                              =======             =======             ======         ========


LOANS CLASSIFIED BY SENSITIVITY TO CHANGES IN INTEREST RATES
------------------------------------------------------------

                                                 Fixed Interest          Adjustable Interest
                                                   Rate Loans                     Rate Loans                 TOTAL
                                                 --------------          -------------------               ----------
Maturing Within One Year                             $11,874                       $33,760                    $ 45,634
Maturing After One But Within Five Years               8,337                           346                       8,683
Maturing After Five Years                             48.184                           ---                      48,184
                                                     -------                       -------                    --------
TOTAL                                                $68,395                       $34,106                    $102,501
                                                     =======                       =======                    ========

                                                   HARBOR BANKSHARES CORPORATION



MATURITIES OF TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE OUTSTANDING AT
-----------------------------------------------------------------------------
DECEMBER 31, 1999 AND 1998
--------------------------

                                         1999                  1998
                                         ----                  ----
Three months or less                    $ 6,733               $12,548
Three to six months                       3,298                 5,299
Six to twelve months                      4,200                 9,296
Over twelve months                        4,766                 4,209
                                        -------               -------
TOTAL                                   $18,997               $31,352
                                        =======               =======


LONG AND SHORT TERM BORROWINGS
------------------------------

   Short term borrowings consist of borrowings from the FHLB. These borrowings re-price daily, have maturities of one year or less and may be prepaid without penalty. Long term borrowings consist of two-year notes from the Federal Deposit Insurance Corporation (FDIC) for 1998 with quarterly interest payments based on Treasury Bill rates and principal payment at the end of the fifth year. Principal payments could have been made without penalty before the maturity of the notes. These notes matured during 1999 and a one-year replacement note maturing June 2000 was obtained from the FDIC, with interest based on Treasury Bill rates plus 3 basis points.



BORROWINGS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
---------------------------------------------------------
(dollars in thousands)

                                                         1999         1998
                                                        -----         ----
Amount outstanding at period-end:                      $3,983        $5,796
   Long-term promissory note                               --            --
   Borrowings from FHLB

Average outstanding:
   Long-term promissory note                           $4,889        $5,796
   Borrowings from FHLB                                $  800            --

Weighted average interest rate during the period:
   Long-term promissory note                             6.05%         5.12%
   Borrowings from FHLB                                  5.00%           --

                                                   HARBOR BANKSHARES CORPORATION


      Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      HARBOR BANKSHARES CORPORATION


By:    /s/ Teodoro J. Hernandez
       -------------------------------------

Title: Treasurer
       -------------------------------------

Date:  3/23/00
       -------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, and in the capacities, and on the dates indicated:



By:    /s/ Joseph Haskins, Jr.
       -------------------------------------

Title: President and CEO
       -------------------------------------

Date:  3/25/00
       -------------------------------------



By:
       -------------------------------------

Title:
       -------------------------------------

Date:
       -------------------------------------



By:
       -------------------------------------

Title:
       -------------------------------------

Date:
       -------------------------------------



By:
       -------------------------------------

Title:
       -------------------------------------

Date:
       -------------------------------------

By:
       -------------------------------------

Title:
       -------------------------------------

Date:
       -------------------------------------



By:
       -------------------------------------

Title:
       -------------------------------------

Date:
       -------------------------------------



By:
       -------------------------------------

Title:
       -------------------------------------

Date:
       -------------------------------------



By:
       -------------------------------------

Title:
       -------------------------------------

Date:
       -------------------------------------

                         HARBOR BANKSHARES CORPORATION
                                AND SUBSIDIARIES

                              REPORT ON AUDITS OF
                              FINANCIAL STATEMENTS

                              FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997







  No extracts from this report may be published without our written consent.
                               Stegman & Company

                               TABLE OF CONTENTS



INDEPENDENT AUDITORS' REPORT



CONSOLIDATED FINANCIAL STATEMENTS                              Page
                                                               ----


      Statements of Condition                                  1 - 2


      Statements of Income                                         3


      Statements of Changes in Stockholders' Equity                4


      Statements of Cash Flows                                     5


      Statements of Comprehensive Income                           6



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     7 - 22

[LOGO]    STEGMAN
          &  C O M P A N Y
---------------------------------
CERTIFIED PUBLIC ACCOUNTANTS AND
MANAGEMENT CONSULTANTS SINCE 1915


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Harbor Bankshares Corporation


      We have audited the accompanying consolidated statement of condition of Harbor Bankshares Corporation and subsidiaries as of December 31, 1999 and the related consolidated statements of income, changes in stockholders' equity, cash flows and comprehensive income for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Harbor Bankshares Corporation as of December 31, 1998 and for each of the two years then ended were audited by other independent accountants whose report dated March 12, 1999 expressed an unqualified opinion of those statements.

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

      In our opinion, the accompanying consolidated statement of condition as of December 31, 1999 and the related consolidated statements of income, changes in stockholders' equity, cash flows and comprehensive income for the year then ended present fairly, in all material respects, the financial position of Harbor Bankshares Corporation and subsidiaries as of December 31, 1999 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


                                              /s/ Stegman & Company
                                              ---------------------

Baltimore, Maryland
January 14, 2000

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                            1999            1998
                                                        -------------   ------------
Cash and due from banks                                 $  6,233,248    $ 5,026,704
Federal funds sold                                         9,739,780     13,402,275
Interest bearing deposits in other banks                     552,730      1,055,029

Investment securities:
 Held to maturity at amortized cost (fair value of
  $19,999 in 1999 and $17,162,921 in 1998)                    19,999     17,167,685
 Available for sale - at fair value                       50,327,931     55,085,142
                                                        ------------    -----------
                                                          50,347,930     72,252,827
                                                        ------------    -----------
Loans                                                    102,655,166     85,957,184
Unearned income                                             (154,074)      (160,423)
Reserve for possible loan losses                            (678,567)      (699,229)
                                                        ------------    -----------

     Net loans                                           101,822,525     85,097,532
                                                        ------------    -----------

Property and equipment, net                                1,615,559      1,406,308
Goodwill, net                                              3,168,770      3,500,042
Accrued interest receivable                                1,533,990      1,377,503
Deferred income taxes                                      1,839,036        301,927
Other assets                                                 764,405      1,302,914
                                                        ------------    -----------

     TOTAL ASSETS                                       $177,617,973   $184,723,061
                                                        ============   ============

See accompanying notes.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        1999            1998
                                                    -------------   -------------
LIABILITIES:
 Deposits:
  Noninterest bearing demand                        $ 15,594,690    $ 11,482,647
  Interest bearing transaction accounts               32,070,102      32,519,581
  Savings                                             71,913,068      64,729,759
  Time, $100,000 or more                              18,997,420      31,351,227
  Other time                                          26,965,233      27,398,757
                                                    ------------    ------------
     Total deposits                                  165,540,513     167,481,971
 Accrued interest payable                                449,799         626,172
 Notes payable                                         3,982,547       5,795,547
 Other liabilities                                       181,248         150,822
                                                    ------------    ------------

     Total liabilities                               170,154,107     174,054,512
                                                    ------------    ------------

STOCKHOLDERS' EQUITY:
 Common stock (par value $0.01):
  Authorized 10,000,000 shares; issued 689,577
   and 686,537 at December 31, 1999 and 1998,
   including 33,333 common non-voting,
   respectively                                            6,895           6,852
 Capital surplus                                       6,497,416       6,447,458
 Retained earnings                                     4,243,825       4,413,992
 Accumulated other comprehensive loss, net            (3,284,270)       (199,753)
                                                    ------------    ------------

     Total stockholders' equity                        7,463,866      10,668,549
                                                    ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                        $177,617,973    $184,723,061
                                                    ============    ============

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                               1999          1998          1997
                                            -----------   -----------   -----------
INTEREST INCOME:
 Interest and fees on loans                 $ 7,906,795   $ 7,742,308   $ 8,039,471
 Interest on investments - taxable            4,007,950     2,513,146     1,451,010
 Interest on deposits in other banks             38,294       125,494       246,023
 Interest on federal funds sold                 389,193       701,728       633,236
                                            -----------   -----------   -----------
     Total interest income                   12,342,232    11,082,676    10,369,740
                                            -----------   -----------   -----------
INTEREST EXPENSE:
 Interest bearing transaction accounts          917,933       798,432       371,392
 Savings                                      2,059,447     1,266,053     1,849,749
 Time, $100,000 or more                       1,014,091     1,241,186     1,010,974
 Other time                                   1,390,490     1,540,603     1,255,474
 Notes payable                                  296,172       296,678       309,623
 Interest on federal funds purchased             40,141             -             -
                                            -----------   -----------   -----------
   Total interest expense                     5,718,274     5,142,952     4,797,212
                                            -----------   -----------   -----------

NET INTEREST INCOME                           6,623,958     5,939,724     5,572,528

PROVISION FOR POSSIBLE LOAN LOSSES              803,000       213,000        72,000
                                            -----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE LOAN LOSSES                     5,820,958     5,726,724     5,500,528
                                            -----------   -----------   -----------
OTHER OPERATING INCOME:
 Service charges on deposit accounts            845,728       608,728       609,667
 Other service charges                          458,088       623,260       483,884
 Gain on sale of real estate                    112,000             -             -
 Gain on sales of loans                           6,846             -        41,641
 Other income                                    15,885         2,137         2,742
 Gain on security sales                               -        26,296       212,866
 Originated mortgage servicing rights            31,781        41,779        90,389
                                            -----------   -----------   -----------
                                              1,470,328     1,302,200     1,441,189
                                            -----------   -----------   -----------
OTHER OPERATING EXPENSES:
 Salaries and employee benefits               3,220,083     2,672,302     2,610,968
 Occupancy expense of premises                  831,238       737,190       678,397
 Data processing fees                           679,124       604,071       564,582
 Equipment expense                              728,676       407,927       386,284
 FDIC insurance                                  44,141        37,019        35,693
 Stationery and supplies                        191,974       167,745       184,897
 Professional fees                              199,466       146,425       131,279
 Postage                                         76,509        67,897        70,120
 Courier transportation                          89,076        84,431        86,920
 Goodwill amortization                          331,272       331,272       331,272
 Other expenses                                 892,890       727,760       759,794
                                            -----------   -----------   -----------
                                              7,284,449     5,984,039     5,840,206
                                            -----------   -----------   -----------
INCOME BEFORE INCOME TAXES                        6,837     1,044,885     1,101,511
APPLICABLE INCOME TAXES                           5,370       316,824       401,148
                                            -----------   -----------   -----------

NET INCOME                                  $     1,467   $   728,061   $   700,363
                                            ===========   ===========   ===========

BASIC EARNINGS PER SHARE                            $ -         $1.06         $1.07
                                                    ===         =====         =====

DILUTED EARNINGS PER SHARE                          $ -         $ .91         $ .99
                                                    ===         =====         =====

See accompanying notes.

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                       Accumu-
                                                                                        lated
                                                                                        Other
                                                                                       Compre-          Total
                                               Common      Capital      Retained       hensive      Stockholders'
                                                Stock      Surplus      Earnings        Income          Equity
                                               -------   -----------   -----------   ------------   --------------
Balance at December 31, 1996                   $6,334    $5,720,069    $3,283,153    $    (8,350)     $ 9,001,206

Net income for the year                             -             -       700,363              -          700,363
Unrealized gains on debt securities, net
 of reclassification adjustment                     -             -             -          7,191            7,191
Stock dividend (8,290 shares)                      83       124,267      (124,350)             -                -
Stock options - tax benefit                         -        19,955             -              -           19,955
Exercise of stock options                          84        74,934             -              -           75,018
Proceeds from issuance of common stock -
 nonvoting (33,333 shares)                        333       499,662             -              -          499,995
Cash dividends - fractional                         -             -        (2,368)             -           (2,368)
                                               ------    ----------    ----------    -----------      -----------
Balance at December 31, 1997                    6,834     6,438,887     3,856,798         (1,159)      10,301,360

Net income for the year                             -             -       728,061              -          728,061
Unrealized losses on debt securities, net
 of reclassification adjustment                     -             -             -       (198,594)        (198,594)
Exercise of stock options                          31        24,147             -              -           24,178
Treasury stock                                    (13)      (24,987)            -              -          (25,000)
Stock options - tax benefit                         -         9,411             -              -            9,411
Cash dividends - $.25 per share                     -             -      (170,867)             -         (170,867)
                                               ------    ----------    ----------    -----------      -----------
Balance at December 31, 1998                    6,852     6,447,458     4,413,992       (199,753)      10,668,549
Net income for the year                             -             -         1,467              -            1,467
Unrealized losses on debt securities, net
 of reclassification adjustment                     -             -             -     (3,084,517)      (3,084,517)
Exercise of stock options                          30        24,971             -              -           25,001
Proceeds from select treasury stock                13        24,987             -              -           25,000
Cash dividends - $.25 per share                     -             -      (171,634)             -         (171,634)
                                               ------    ----------    ----------    -----------      -----------

Balance at December 31, 1999                   $6,895    $6,497,416    $4,243,825    $(3,284,270)     $ 7,463,866
                                               ======    ==========    ==========    ===========      ===========

See accompanying notes.

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31

                                                                                 1999            1998            1997
                                                                             -------------   -------------   -------------
OPERATING ACTIVITIES:
 Net income                                                                  $      1,467    $    728,061    $    700,363
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Realized gains on security sales                                                      -         (26,296)       (212,866)
  Gains on sales of loans                                                          (6,846)         (2,196)        (41,641)
  Provision for possible loan losses                                              803,000         213,000          72,000
  Provision for foreclosed real estate                                            218,987               -               -
  Deferred income taxes                                                            29,563        (124,496)        154,752
  Gain on sale of real estate                                                    (112,000)              -               -
  Origination of loans held for sale                                           (7,799,310)     (2,437,631)     (7,431,144)
  Proceeds of sale of loan held for sale                                        7,806,158       2,439,827       7,472,785
  Depreciation and amortization                                                   957,267         743,190         715,640
  Increase in accrued interest receivable and other assets                       (854,078)       (875,446)       (590,848)
  (Decrease) increase in accrued interest payable and other liabilities          (145,219)        (64,963)        110,797
                                                                             ------------    ------------    ------------

     Net cash provided by operating activities                                    898,989         593,050         949,838
                                                                             ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in deposits at other banks                                          502,299       2,069,336       2,449,464
 Purchases of investment securities held to maturity                                    -     (16,621,755)     (2,999,200)
 Purchases of investment securities available for sale                         (5,000,000)    (66,128,364)    (22,526,603)
 Proceeds from sales of investment securities available for sale                        -       1,837,987       3,817,982
 Proceeds from maturities of investment securities held to maturity            17,238,000       2,000,000       9,000,000
 Proceeds from called securities available for sale                             5,000,000      23,000,000               -
 Proceeds from called securities held to maturity                                       -      13,000,000               -
 Net (increase) decrease in loans                                             (16,697,982)     (7,694,910)      6,765,194
 Proceeds from sales of foreclosed real estate                                    630,027               -               -
 Foreclosed real estate acquired                                                 (427,946)              -               -
 Purchases of premises and equipment - net                                       (723,246)       (550,057)       (594,382)
                                                                             ------------    ------------    ------------

     Net cash provided (used) by investing activities                             521,152     (49,087,763)     (4,087,545)
                                                                             ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in noninterest bearing demand deposits                            4,112,043         556,430       1,972,545
 Net (decrease) increase in interest bearing transaction accounts                (449,479)     18,382,176         381,855
 Net increase in savings deposits                                               7,183,309      21,971,086       1,769,122
 Net (decrease) increase in time deposits                                     (12,787,331)      7,636,994         688,258
 Proceeds from sale of common stock                                                50,000          24,178         575,013
 Payments of cash dividends                                                      (171,634)       (170,867)         (2,368)
 Acquisition of treasury stock                                                          -         (25,000)              -
 Repayment of notes payable                                                    (1,813,000)              -               -
                                                                             ------------    ------------    ------------

     Net cash (used) provided by financing activities                          (3,876,092)     48,374,997       5,384,425
                                                                             ------------    ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (2,455,951)       (119,716)      2,246,718

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 18,428,979      18,548,695      16,301,977
                                                                             ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $ 15,973,028    $ 18,428,979    $ 18,548,695
                                                                             ============    ============    ============

See accompanying notes.

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                        FOR THE YEARS ENDED DECEMBER 31


                                             1999         1998         1997
                                         -----------   ---------    ---------
NET INCOME                               $     1,467   $ 728,061    $ 700,363

OTHER COMPREHENSIVE (LOSS)
 INCOME, NET:
 Net unrealized loss on debt securities   (3,084,517)   (214,724)    (123,381)
  Less reclassification adjustment for
   gains included in net income,
   net of income taxes                             -      16,130      130,572
                                         -----------   ---------    ---------
OTHER COMPREHENSIVE (LOSS)
 INCOME, NET                              (3,084,517)   (198,594)       7,191
                                         -----------   ---------    ---------

NET COMPREHENSIVE (LOSS) INCOME          $(3,083,050)  $ 529,467    $ 707,554
                                         ===========   =========    =========


See accompanying notes.

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Business
       --------

          Harbor Bankshares Corporation (the "Corporation") is a bank holding company organized under the laws of the State of Maryland in 1992. The Corporation owns all of the outstanding stock of the Harbor Bank of Maryland (the "Bank") and Harbor Financial Services.

          The Bank is a commercial bank headquartered in Baltimore, Maryland. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts general banking business in eight locations and primarily serves the Baltimore, Maryland metropolitan area. The Bank also has a branch in Riverdale, Prince George's County, Maryland. It offers checking, savings and time deposits, commercial real estate, personal, home improvement, automobile, and other installment and term loans. The Bank is also a member of a local and national ATM network. The retail nature of the Bank allows for diversification of depositors and borrowers so it is not dependent upon a single or a few customers.

       Basis of Presentation
       ---------------------

          The accompanying consolidated financial statements include the accounts of the Corporation and the subsidiaries and have been prepared in accordance with generally accepted accounting principles. All significant intercompany activity has been eliminated.

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

       Investment Securities
       ---------------------

          The Corporation accounts for its investments securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Debt securities that the Corporation has the intent and ability to hold until maturity, are classified as held to maturity and are carried at historical cost adjusted for any amortization of premium or accretion of discount. Trading securities are carried at fair value with unrealized gain and losses included in earnings.
(The Corporation does not maintain a trading securities portfolio). Marketable equity securities and debt securities which are not classified as held to maturity or trading are classified as "available for sale" and are carried at fair value with the unrealized gain and losses, net of tax, reported in other comprehensive income.

          Realized gains and losses and declines in value judged to be other than temporary are included in earnings. The specific identification method is utilized in determining the cost of a security which has been sold. Premiums and discounts are amortized and accreted, respectively, as an adjustment of the securities' yield using the interest method.

       Loans
       -----

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

       Reserve for Possible Loan Losses
       --------------------------------

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

          Effective January 1, 1995, the Corporation adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Under these Statements, reserves for possible loan loss related to impaired loans are required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral dependent loans.

       Property and Equipment
       ----------------------

          Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Maintenance and repairs are charged to operations when incurred, and the cost of improvements is capitalized.

       Foreclosed Real Estate
       ----------------------

          Foreclosed real estate represents assets that have been acquired through foreclosure. These assets are recorded on the books of the Corporation at the lower of cost or fair value less estimated costs to dispose and are included in other assets.

       Goodwill
       --------

          Goodwill represents the premium paid in excess of the fair value of assets and liabilities acquired in branch purchase transactions with the Resolution Trust Corporation (RTC). These premiums are being amortized on a straight line basis over 15 years. On a periodic basis, management reviews goodwill and other intangible assets to determine if events or changes in circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recorded.

       Income Taxes
       ------------

          The Corporation and its subsidiaries file a consolidated federal income tax return. The provision for income taxes is based upon income for financial statement purposes, rather than amounts reported on the Corporation's income tax return.

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

       Comprehensive Income
       --------------------

          Effective January 1, 1998, the Corporation adopted SFAS No. 130, Reporting Comprehensive Income. Comprehensive income for the Corporation includes net income plus the change in unrealized gains and losses is on securities available for sale.

       Statement of Cash Flows
       -----------------------

          The Corporation has defined cash and cash equivalents in the statements of cash flows as those amounts included in the consolidated statements of condition captions "cash and due from banks" and "federal funds sold".

          For the years ended December 31, 1999, 1998 and 1997, the Corporation paid interest of $5,718,274, $5,037,610 and $4,797,219, respectively, and income taxes of $5,370, $342,646 and $385,910, respectively.

       Reclassifications
       -----------------

          Certain prior year amounts have been reclassified to confirm to the current year presentation.

       Advertising
       -----------

          Advertising costs are expensed as incurred. Advertising expense was $133,041, $127,425 and $134,342 for the years ended December 31, 1999, 1998 and
1997, respectively.

2. RECENT ACCOUNTING PRONOUNCEMENTS

       Accounting for Derivative Instruments and Hedging Activities
       ------------------------------------------------------------

          SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

       The Corporation plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. These statements should not have a material impact on the Corporation's results of operations.

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

       Investment Securities
       ---------------------

          The fair values of securities are based upon quoted market prices when available. If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments.

       Loans
       -----

          The fair values of variable-rate loans and fixed-rate loans that reprice within one year, with no significant credit risk, are based upon their carrying amounts. The fair values of all other loans are estimated using discounted cash flow analysis, which utilizes interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The reserve for possible loan losses is allocated to the various components of the loan portfolio in determining the fair value.

       Deposits
       --------

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

       Accrued Interest Payable
       ------------------------

          Accrued interest payable includes interest expensed but not yet paid for deposits and notes payable. The carrying amount approximates its fair value.

       Notes Payable
       -------------

          Notes payable have interest rates that vary in line with the 13 week U.S. Treasury Bill rate. The carrying amount of the notes payable approximates their fair value.

       Off-Balance Sheet Financial Instruments
       ---------------------------------------

          In the normal course of business, the Corporation makes commitments to extend credit and issues commercial letters of credit. As a result of excessive costs, the Corporation considers estimation of fair values for commitments to extend credit and commercial letters of credit to be impracticable.

          The carrying values and estimated fair values of the Corporation's financial assets and liabilities are as follows:

                                       December 31, 1999             December 31, 1998
                                  ---------------------------   ---------------------------
                                                  Estimated                     Estimated
                                    Carrying         Fair         Carrying         Fair
                                     Value          Value          Value          Value
                                  ------------   ------------   ------------   ------------
Financial assets:
 Cash and due from banks          $  6,233,248   $  6,233,248   $  5,026,704   $  5,026,704
 Federal funds sold                  9,739,780      9,739,780     13,402,275     13,402,275
 Interest bearing deposits
  in other banks                       552,730        552,730      1,055,029      1,055,029
 Investment securities              50,347,930     50,347,930     72,252,827     72,248,063
 Loans, net of reserves            101,822,525    101,832,174     85,097,532     85,611,521
 Accrued interest receivable         1,533,990      1,533,990      1,377,503      1,377,503

Financial liabilities:
 Deposits                          165,540,513    165,592,968    167,481,971    167,561,932
 Accrued interest payable              449,799        449,799        626,172        626,172
 Notes payable                       3,982,547      3,982,547      5,795,547      5,795,547

4.      INVESTMENT SECURITIES

       The amortized cost and estimated market values of investments securities are as follows:


                                                  Amortized                                            Estimated
                                                     Cost              Gross         Gross             Fair Value
                                            ----------------------   Unrealized    Unrealized    ----------------------
                                               Debt        Equity      Gains         Losses         Debt        Equity
                                            -----------   --------   ----------   ------------   -----------   --------
Balance at December 31, 1999
Available for sale:
 U.S. Treasury and government agencies      $54,749,598   $      -   $        -   $(4,976,167)   $49,773,431   $      -
 Federal Home Loan Bank stock                         -    554,500            -             -              -    554,500
                                            -----------   --------   ----------   -----------    -----------   --------

   Total                                    $54,749,598   $554,500   $        -   $(4,976,167)   $49,773,431   $554,500
                                            ===========   ========   ==========   ===========    ===========   ========
Held to maturity:
 U.S. Treasury and government agencies      $         -   $      -   $        -   $         -    $         -   $      -
 Other                                           19,999          -            -             -         19,999          -
                                            -----------   --------   ----------   -----------    -----------   --------

   Total                                    $    19,999   $      -   $        -   $         -    $    19,999   $      -
                                            ===========   ========   ==========   ===========    ===========   ========
Balance at December 31, 1998
Available for sale:
 U.S. Treasury and government agencies      $54,939,291   $      -   $        -   $  (324,249)   $54,615,042   $      -
 Federal Home Loan Bank stock                         -    470,100            -             -              -    470,100
                                            -----------   --------   ----------   -----------    -----------   --------

   Total                                    $54,939,291   $470,100   $        -   $  (324,249)   $54,615,042   $470,100
                                            ===========   ========   ==========   ===========    ===========   ========
Held to maturity:
 U.S. Treasury and government agencies      $17,152,365   $      -   $        -   $    (4,764)   $17,147,601   $      -
 Other                                           15,320          -            -             -         15,320          -
                                            -----------   --------   ----------   -----------    -----------   --------
   Total                                    $17,167,685   $      -   $        -   $    (4,764)   $17,162,921   $      -
                                            ===========   ========   ==========   ===========    ===========   ========

       The amortized cost and estimated fair value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or repay obligations without call or prepayment penalties.

                                              Amortized       Fair
                                                Cost          Value
                                             -----------   -----------
Available for sale:
 Due in one year or less                     $         -   $         -
 Due after one year through five years         2,000,000     1,920,690
 Due after five years through ten years        8,000,000     7,444,560
 Due after ten years                          44,749,598    40,408,181
                                             -----------   -----------

   Total                                     $54,749,598   $49,773,431
                                             ===========   ===========
Held to maturity:
 Due in one year or less                     $         -   $         -
 Due after one year through five years                 -             -
 Due after ten years                              19,999        19,999
                                             -----------   -----------
   Total                                     $    19,999   $    19,999
                                             ===========   ===========

       Proceeds from the sales of available for sale securities during 1999, 1998 and 1997 were $ -0-, $1,837,987 and $3,817,982, respectively, resulting in the realization of gross gains of $ -0-, $26,296 and $212,866, respectively.

       Securities with a value of $23,848,779 at December 31, 1999 have been pledged as collateral for several money market deposit accounts.

5. LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

       The composition of loans, net of unearned income at December 31 is as follows:

                                                  1999                  1998
                                              ------------           -----------
       Real estate - mortgage                 $ 66,350,984           $61,704,705
       Commercial                               32,567,603            20,710,307
       Consumer                                  2,293,359             2,013,015
       Credit card loans                         1,289,146             1,368,734
                                              ------------           -----------

                                              $102,501,092           $85,796,761
                                              ============           ===========

       Transactions in the reserve for possible loan losses are summarized as follows:

                                                              1999          1998           1997
                                                           ----------    ----------    -----------
   Balance at January 1                                    $  699,229    $  654,298    $   889,391
                                                           ----------    ----------    -----------
   Provision charged to operating expense                     803,000       213,000         72,000
                                                           ----------    ----------    -----------
   Loans charged-off                                         (924,746)     (203,252)      (312,692)
   Recovery on loans previously charged-off                   101,084        35,183          5,599
                                                           ----------    ----------    -----------
       Net loans charged-off                                 (823,662)     (168,069)      (307,093)
                                                           ----------    ----------    -----------

   Balance at December 31                                  $  678,567    $  699,229    $   654,298
                                                           ==========    ==========    ===========

       The following is an analysis of impaired loans, comprising non-accruing and past due loans:

                                                                  1999          1998           1997
                                                               ----------    ----------    -----------
   Non-accruing loans at December 31                           $1,002,647    $1,106,576    $   769,896
   Interest income which would have been
     recognized under original terms                              135,263        94,240         12,751
   Interest income recognized during the period                         -             -              -
   Loans past 90 days accruing                                     47,000       546,522      1,948,000

6.  PROPERTY AND EQUIPMENT

       The major classes of property and equipment at December 31 are summarized as follows:

                                                               1999         1998
                                                            ----------   ----------
       Land                                                 $   30,000   $   63,000
       Buildings                                               129,510      129,510
       Furniture, fixtures and equipment                     2,529,903    2,197,001
       Leasehold improvements                                  558,024      600,309
                                                            ----------   ----------
                                                             3,247,437    2,989,820
        Less accumulated depreciation and amortization       1,631,878    1,583,512
                                                            ----------   ----------

            Total                                           $1,615,559   $1,406,308
                                                            ==========   ==========

       Depreciation expense was $625,995, $411,918 and $384,368 for the years ended December 31, 1999, 1998 and 1997, respectively.

       The Bank leases its branch and office facilities. The lease agreements provide for the payment of utilities and taxes by the lessee. Future minimum payments in the aggregate and for each of the five succeeding years under noncancelable operating leases consisted of the following December 31, 1999:

                    2000            $  472,078
                    2001               403,566
                    2002               384,166
                    2003               378,166
                    2004               378,166
                    Thereafter       1,910,630
                                    ----------
                                    $3,926,772
                                    ==========

       Total rental expense under operating leases amounted to $508,447, $404,521 and $376,328 in 1999, 1998 and 1997, respectively.

7. RESTRICTIONS ON CASH AND DUE FROM BANKS

       The Bank is required by the Federal Reserve to maintain a reserve balance based principally on deposit liabilities. The balance maintained is included in cash and due from banks. The reserve balances kept at the Federal Reserve Bank during 1999 was $25,000.

8.      INCOME TAX

       The Corporation's provision for income taxes for the years ended December 31, is summarized as follows:

                                              1999         1998        1997
                                            ---------   ----------   --------
       Taxes currently payable              $(24,193)   $ 441,320    $246,396
       Deferred taxes (benefit)               29,563     (124,496)    154,752
                                            --------    ---------    --------

       Income tax expense for the year      $  5,370    $ 316,824    $401,148
                                            ========    =========    ========

       A reconciliation between the total income tax expense and the income tax expense and the income tax expense computed by applying the statutory federal income tax rate to earnings before income taxes for the years ended December is as follows:

                                                    1999        1998          1997
                                                  -------   -----------   -----------
       Income before income taxes                 $6,837    $1,044,885    $1,101,511
       Statutory income tax rate                      34%           34%           34%
                                                  ------    ----------    ----------
       Income tax at statutory rate                2,325       355,261       374,513
       State tax, net of federal tax benefit           -       (42,733)       24,334
       Other                                       3,045         4,296         2,301
                                                  ------    ----------    ----------

       Income tax expense for the year            $5,370    $  316,824    $  401,148
                                                  ======    ==========    ==========

       Significant components of the Corporation's deferred tax liabilities and assets included in other assets at December 31 are as follows:

                                                  1999          1998
                                               -----------   ----------
Deferred tax liabilities:
 Deferred loan origination fees                $  (45,273)   $ (63,730)
 Prepaid expenses                                 (26,413)     (26,594)
 Other                                            (14,744)     (12,260)
                                               ----------    ---------
   Total deferred tax liabilities                 (86,430)    (102,584)
                                               ----------    ---------
Deferred tax assets:
 Loan loss reserve                                161,732      224,556
 Depreciation                                      71,837       47,937
 Unrealized loss on investment securities
   available for sale                           1,691,897      125,225
 Other                                                  -        6,793
                                               ----------    ---------
   Total deferred tax assets                    1,925,466      404,511
                                               ----------    ---------

   Net deferred tax asset                      $1,839,036    $ 301,927
                                               ==========    =========

       No valuation allowance was recorded for the deferred tax assets at December 31, 1999 or 1998.

9. NOTES PAYABLE

       Notes payable consist of amounts due to the FDIC which assisted the Corporation in financing branch acquisitions. Terms of the notes payable are as follows:

                                                                  1999            1998
                                                               ----------      ----------
       Note payable - due June 10, 1999 with interest
         payable quarterly indexed to the 13 week
         U.S. Treasury Bill rate
         (5.19% as of December 31, 1998)                       $        -      $3,982,547

       Note payable - due June 10, 1999 with interest
         payable quarterly indexed to the 13 week
         U.S. Treasury Bill rate
         (4.49% as of December 31, 1998)                                -       1,813,000

       Note payable - due June 10, 2000 with interest
         payable quarterly indexed to the 13 week
         U.S. Treasury Bill rate
         (8.02% as of December 31, 1999)                        3,982,547               -
                                                               ----------      ----------
                                                               $3,982,547      $5,795,547
                                                               ==========      ==========

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

       In August 1998, the directors approved the issuance of a further 123,000 stock options exercisable at the date of grant, expiring in ten years from the date of grant to directors and management under individual option agreements.

       Stock option transactions, adjusted for stock dividends, were as follows:

                                                              Year Ended December 31,
                                                          --------------------------------
                                                            1999        1998        1997
                                                          ---------   ---------   --------
   Options outstanding at beginning of year               $173,839    $ 54,879    $63,285
   Options granted at market price per share at time         1,000     122,000          -
   Options exercise at $6.51 to $14.80 per share            (3,040)     (3,040)    (8,406)
                                                          --------    --------    -------

   Options outstanding at end of year                     $171,799    $173,839    $54,879
                                                          ========    ========    =======
    Options exercisable  at December 31 at
     $9.864 to $15.24                                     $171,799    $173,839    $54,879
                                                          ========    ========    =======

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) which defines a fair-value based method of accounting for stock options granted to employees.

       Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Corporation had accounted for its employee stock options under the minimum value method. The minimum value for these options was estimated at the date of grant by calculating the excess of the fair value of the stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free interest rate, over the expected life of the option. The following weighted average assumptions were used for 1998: risk-free interest rate of 5.31%, weighted average expected life of the options of 5 years and 1.39% dividend yield. There were no options granted during the years ended December 31, 1999 or 1997.

       For purpose of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS No. 123 for pro forma disclosure in the current year are not necessarily representative of the effects on pro forma net income for future years.

       Options under the Plans are granted with an exercise price equal to the fair value of the shares of the date of grant. As allowed by SFAS No. 123, the Bank has elected to continue applying Accounting Principles Board Opinion No.
25. Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined consistent with SFAS No. 123, the Corporation's net income and earnings per share on a pro forma basis in 1999, 1998 and 1997 would have been as set out below follows:

                                                1999      1998       1997
                                               ------   --------   --------
       Net income, as reported                 $1,467   $728,061   $700,363
       Pro forma net income                     1,467    146,271    700,363
       Pro forma basic earnings per share           -        .21       1.07
       Pro forma diluted earnings per share         -        .18        .99

       No options were granted or vested in 1999 or 1997.

11.  CONCENTRATIONS OF CREDIT RISK

       Real estate mortgages comprise $66,350,984 and $61,704,705 of the total loan portfolio at December 31, 1999 and 1998, respectively. Substantially all loans are collateralized by real property and or other assets.

12.  LOANS TO RELATED PARTIES

       The Bank has granted loans to certain officers and directors of the Bank and their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $7,702,578 and $7,113,405 at December 31, 1999 and 1998, respectively.
During 1999, $4,529,370 of new loans were made while repayments totaled $3,940,197.

13.  FINANCIAL ARRANGEMENTS WITH OFF-BALANCE-SHEET RISK

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

       Financial arrangements whose contract amount involve credit risk at December 31 are as follows:

                                                     1999         1998
                                                  ----------   ----------
Unused commitments to extend credit:
     Revolving lines of credit                    $  943,234   $  676,990
     Credit card lines                             2,009,000    1,612,304
     Commercial real estate and construction       5,512,000    6,032,000
   Other unused commitments                        9,099,000    7,498,000
   Commercial letters of credit                      293,353      493,353

       Management conducts regular reviews of the above credit arrangements on an individual customer basis, and the results are considered in assessing the adequacy of the Bank's allowance for possible loan losses.

14.  CONTINGENT LIABILITIES

       The Corporation and its subsidiary at times, and in the ordinary course of business, are subject to legal actions. Management does not believe the outcome of such matters will have a material adverse effect on the financial condition, results of operations, or cash flows of the Corporation.

15.  REGULATORY MATTERS

       The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 1999, the capital levels of the Company and the Bank exceed all capital adequacy requirements to which they are subject.

       The Company's and the Bank's actual capital amounts and ratios are also presented in the table:

                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                            For Capital        Prompt Corrective
                                                         Actual          Adequacy Purposes     Action Provisions
                                                    -----------------   -------------------   -------------------
                                                                        Minimum   Required    Minimum   Required
                                                    Amount     Ratio    Amount      Ratio     Amount      Ratio
                                                    -------   -------   -------   ---------   -------   ---------
As of December 31, 1999:
 Total Capital (to risk-weighted total assets)
  Harbor Bankshares Corporation                     $ 8,258     8.09%    $8,164        8.0%        N/A       N/A
  Harbor Bank of Maryland                            12,140    11.89      8,164        8.0%    $10,205        10%

 Tier 1 Capital (to risk weighted assets)
  Harbor Bankshares Corporation                       7,579     7.42%     4,082        4.0%        N/A       N/A
  Harbor Bank of Maryland                            11,461    11.23%     4,082        4.0%      6,123         6%

 Tier 1 Capital (to average assets)\
  Harbor Bankshares Corporation                       7,579     4.53%     6,693        4.0%        N/A       N/A
  Harbor Bank of Maryland                            11,461     6.85%     6,826        4.0%      8,532         5%

                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                            For Capital        Prompt Corrective
                                                         Actual          Adequacy Purposes     Action Provisions
                                                    -----------------   -------------------   -------------------
                                                                        Minimum   Required    Minimum   Required
                                                    Amount     Ratio    Amount      Ratio     Amount      Ratio
                                                    -------   -------   -------   ---------   -------   ---------
As of December 31, 1998:
 Total Capital (to risk-weighted total assets)
  Harbor Bankshares Corporation                     $ 7,868     8.49%    $7,412        8.0%       N/A        N/A
  Harbor Bank of Maryland                            13,499    14.57%     7,412        8.0%    $9,265         10%

 Tier 1 Capital (to risk weighted assets)
  Harbor Bankshares Corporation                       7,169     7.74%     3,706        4.0%       N/A        N/A
  Harbor Bank of Maryland                            13,068    14.10%     3,706        4.0%     5,559          6%

 Tier 1 Capital (to average assets)
  Harbor Bankshares Corporation                       7,169     5.07%     5,625        4.0%       N/A        N/A
  Harbor Bank of Maryland                            13,068     9.01%     5,798        4.0%     4,748          5%

       The ability of the Corporation to pay dividends is limited by the level of dividends which can be paid by the Bank. The ability of the Bank to pay dividends is limited by the provisions of Maryland law, which requires the maintenance of a capital surplus account equal to the par value of the outstanding common stock.

       The Bank may make dividend distributions to the Corporation up to 100% of its net income in the calendar year. At December 31, 1999, the total allowable dividend distributions was $197,021.

16.  EARNINGS PER SHARE

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

       The following table presents a summary of per share data and amounts for the periods indicated:

                                     Basic                       Diluted
Year Ended             Qualifying     EPS     Basic   Dilutive     EPS     Diluted
December 31            Net Income   Shares     EPS     Shares    Shares      EPS
-----------            ----------   -------   -----   --------   -------   -------
   1997                  $700,363   656,103   $1.07     49,189   704,292      $.99
   1998                   728,061   686,537    1.06    112,282   798,819       .91
   1999                     1,467   689,577     .00    171,799   861,376       .00

17.  PARENT COMPANY ONLY FINANCIAL STATEMENTS

                       Condensed Statements of Condition

                                                             December 31,
                                                       -------------------------
                                                          1999          1998
                                                       -----------   -----------
   Assets:
     Investment in bank subsidiary                     $11,345,794   $16,388,231
     Other                                                 181,125       141,469
                                                       -----------   -----------

       Total assets                                    $11,526,919   $16,529,700
                                                       ===========   ===========

   Liabilities:
     Notes payable                                     $ 3,982,547   $ 5,795,547
     Other                                                  80,506        65,604
                                                       -----------   -----------

       Total liabilities                                 4,063,053     5,861,151

   Stockholders' equity                                  7,463,866    10,668,549
                                                       -----------   -----------

       Total liabilities and stockholders' equity      $11,526,919   $16,529,700
                                                       ===========   ===========


                         Condensed Statement of Income

                                                           Years Ended December 31
                                                     ------------------------------------
                                                        1999         1998         1997
                                                     ----------   ----------   ----------
   Dividend from subsidiary                          $ 467,806    $ 467,546    $ 311,991
   Interest expense                                   (296,172)    (296,678)    (309,623)
   Income tax benefit                                  100,624      100,865      105,271
   Equity in undistributed income of subsidiary       (270,791)     456,328      592,724
                                                     ---------    ---------    ---------

   Net income                                        $   1,467    $ 728,061    $ 700,363
                                                     =========    =========    =========

                       Condensed Statements of Cash Flows

                                                             1999          1998         1997
                                                          -----------   ----------   ----------
Operating activities:
 Net income                                               $    1,467    $ 728,061    $ 700,363
 Adjustment to reconcile net income to net
  cash provided by operating activities
 Change in other assets and liabilities, net                 (24,759)     632,208     (105,271)
 Equity in undistributed income of subsidiary                270,791     (456,328)    (592,724)
                                                          ----------    ---------    ---------

     Net cash provided by operating activities               247,499      903,941        2,368
                                                          ----------    ---------    ---------
Investing activities:
 Investment in subsidiary                                  1,443,867     (732,252)    (813,979)
                                                          ----------    ---------    ---------
Financing activities:
 Proceeds from advances to subsidiaries                    1,813,000            -            -
 Sale of treasury stock                                       25,000            -            -
 Acquisition of treasury stock                                     -      (25,000)           -
 Proceeds from common stock issuance                          25,000       24,178      575,013
 Cash dividends                                             (171,634)    (170,867)      (2,368)
 Receivable from subsidiary                                        -            -      238,966
                                                          ----------    ---------    ---------

    Net cash provided (used) by financing activities       1,691,366     (171,689)     811,611
                                                          ----------    ---------    ---------

Change in cash and cash equivalents                                -            -            -

Cash and cash equivalents at beginning of year                     -            -            -
                                                          ----------    ---------    ---------
Cash and cash equivalents at end of year                  $        -    $       -    $       -
                                                          ==========    =========    =========

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION

                Table of Contents:  Corporate Financial Review
                -----------------   --------------------------

CONSOLIDATED FIVE-YEAR SELECTED FINANCIAL DATA......................  - 1 -

OVERVIEW............................................................  - 2 -

NET INTEREST INCOME.................................................  - 2 -

PROVISION FOR LOAN LOSSES...........................................  - 3 -

OTHER OPERATING INCOME..............................................  - 3 -

OTHER OPERATING EXPENSES............................................  - 3 -
     Non-Interest Expenses Summary..................................  - 4 -

APPLICABLE INCOME TAXES.............................................  - 4 -

CREDIT RISK ANALYSIS................................................  - 4 -

ASSET AND LIABILITY MANAGEMENT......................................  - 5 -

     Introduction...................................................  - 5 -

     Liquidity......................................................  - 5 -

     Interest Rate Sensitivity......................................  - 6 -
          Cumulative Interest Sensitive Gap.........................  - 7 -

LONG AND SHORT TERM BORROWINGS......................................  - 7 -

CAPITAL RESOURCES...................................................  - 7 -

CHANGES IN FINANCIAL POSITION.......................................  - 8 -

FINANCIAL ANALYSIS - 1998 AND 1997..................................  - 8 -

                                                  Harbor Bankshares Corporation
--------------------------------------------------------------------------------

SUPPLEMENT TO 1999 ANNUAL REPORT TO STOCKHOLDERS....................  - 11 -
     BOARD OF DIRECTORS.............................................  - 11 -
     EXECUTIVE OFFICERS.............................................  - 11 -
     ADVISORY BOARD.................................................  - 11 -

SHAREHOLDER INFORMATION.............................................  - 12 -

     MARKET SUMMARY OF STOCK........................................  - 12 -

     CASH DIVIDENDS.................................................  - 12 -

     TRANSFER AGENT AND REGISTRAR...................................  - 12 -

     SEC FORM 10-KSB................................................  - 12 -

--------------------------------------------------------------------------------

Table of Exhibits
-----------------

     A Consolidated Five-year Statement: Average Balances, Yields/Rates and Income Expense at December 31 for each of the five years from 1995 through 1999

     B  Summary of Loan Loss Experience and Allocation of Allowance for Loan
        Losses

     C Interest Variance Analysis: A summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates

     D Data and information at December 31, 1999 as to: 1) Maturities of Certificates of Deposit of $100,000 or more, 2) the Corporation's loan portfolio by type of loan, and 3) a Summary of the Corporation's Investment Securities portfolio as of that date.

     E  Consolidated Quarterly Results of Operations, Market Prices and
        Dividends

                                                  Harbor Bankshares Corporation
--------------------------------------------------------------------------------

                CONSOLIDATED FIVE-YEAR SELECTED FINANCIAL DATA
                HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES


(In thousands, except per share data)
                                                     Year ended December 31,
                                    1999          1998         1997        1996         1995
                                -----------   ----------   ----------   ---------   ----------
OPERATING DATA
--------------
Interest Income                   $ 12,342     $ 11,083     $ 10,369    $  9,345     $  8,490
Interest Expense                     5,718        5,143        4,797       4,170        3,631
                                  --------     --------     --------    --------     --------
Net Interest Income                  6,624        5,940        5,572       5,175        4,859
Provision for Loan Losses              803          213           72          60          183
Other Operating Income               1,470        1,302        1,441         760          635
Other Operating Expenses             7,284        5,984        5,840       4,912        4,181
                                  --------     --------     --------    --------     --------
Income Before Taxes                      7        1,045        1,101         963        1,130
Income Taxes                             6          317          401         390          451
                                  --------     --------     --------    --------     --------
Net Income                        $      1     $    728     $    700    $    573     $    679
                                  ========     ========     ========    ========     ========
PER SHARE DATA
--------------
Net Income - Basic                $      -     $   1.06     $   1.07    $   1.07     $   1.59
Net Income - Diluted              $      -     $    .91     $    .99    $    .97     $   1.51
Dividend                          $    .25     $    .25     $    .20    $    .20     $    .20
Book Value                        $  10.82     $  15.54     $  15.07    $  14.21     $  13.17
Book Value excluding unrealized   $  15.58     $  15.83     $  15.07    $  14.22     $  13.13
securities gains (Losses)

BALANCE SHEET DATA
------------------
Total Assets                      $177,618     $184,723     $135,874    $129,651     $113,316
Deposits                          $165,541      167,482      118,935     114,124      101,098
Total Net Loans                    101,823       85,097       77,616      84,453       77,292
Total Stockholder's Equity           7,464       10,669       10,301       9,001        5,641
Return on Average Assets                 -          .50%         .53%        .49%         .64%
Return on Average Equity                 -          6.9%         7.3%        7.9%        12.8%
Tier 1 Regulatory Capital to Assets    4.3%         3.9%         4.9%        3.9%         1.0%
Dividend Payout Ratio %              117.0%        23.4%        18.1%       15.1%        12.7%

                                                  Harbor Bankshares Corporation
--------------------------------------------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION

                           Corporate Financial Review
                           --------------------------

OVERVIEW
--------

     Harbor Bankshares Corporation (the "Corporation") continued its development during 1999 with the opening of a de-novo branch in Baltimore County, bringing the total of number of branches to eight full service facilities. In addition, the Corporation implemented and successfully completed its Y2K plan, which resulted in a smooth transition into the new millenium, bringing financial services to its customers without interruption.

     The Corporation had break even earnings for the year, resulting from the cost associated with the expansion, Y2K upgrades and the allocation to the reserve for loan losses which totaled $803 thousand reflecting an increase of $590 thousand or 276.9 percent when compared to the $213 thousand allocated during 1998. The Corporation's subsidiary, The Harbor Bank of Maryland, achieved earnings of $197 thousand with a return on average assets of .11 percent.

     Since the Corporation earnings were break even for 1999, there are no ratios of return on average assets (ROAA) and average equity (ROAE) to report. These ratios were .50%and 6.9% for 1998 respectively.


NET INTEREST INCOME
-------------------

     Net interest income is the difference between interest income and related fees on earning assets and the interest expense incurred on deposits and other borrowings. Net interest income continued to be the Corporation's main source of earnings. Net interest income increased to $6.6 million in 1999 from $5.9 million in 1998.

     Total interest income increased by $1.3 million or 11.3% to $12.3 million for 1999 when compared to the $11.1 million earned during 1998. A growth in total average earning assets of 19.3% mainly in the investment portfolio was the main reason for the increase.

     Total interest expense increased by $575 thousand or 11.2% to $5.7 million in 1999 from $5.1 million in 1998. This increase was mainly due to the growth in the money market deposit accounts. The growth in the deposit area is reflected in the increase of the investment portfolio.

     Net interest margin for 1999 was 4.22% compared to 4.46% for 1998.

     The table attached as Exhibit A compares the consolidated average balances, interest income, interest expense and yields for a five-year period.

                                                  Harbor Bankshares Corporation
--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES
-------------------------

     The provision for loan losses was $803 thousand for 1999, an increase of $590 thousand from the $213 thousand provided in 1998. The reserve level is monitored closely by management on a quarterly basis based on charge-off experience and analysis of the past due and non-performing loans. The reserve level as of December 31, 1999 is considered adequate. The Corporation maintains a highly collateralized loan portfolio consisting mainly of residential and commercial mortgage loans; charge-offs increased from $203 thousand in 1998 to $925 thousand in 1999. Recoveries totaled $101 thousand for 1999. The ratio of the loan loss reserve to outstanding loans was .66% for 1999 and .81% for 1998. Exhibit B is illustrative of the Loan Loss Experience and Allocation for Loan Loss over a five-year period.


OTHER OPERATING INCOME
----------------------

     Non-interest income increased by $168 thousand or 12.9% to $1.5 million in 1999. ATM fees were $155 thousand for 1999, representing 10.58% of other operating income. Included in the 1999 non-interest income were $7 thousand of gains on sale of loans, a $112 thousand gain on a sale of real estate and $32 thousand of originated servicing rights. The 1998 non-interest income reflects $26 thousand of gains on sale of securities and $42 thousand of originated servicing rights.

Non-Interest Income Summary (in thousands)

                                            1999     1998     1997    1996    1995
                                           ------   ------   ------   -----   -----
Service charges on deposit accounts       $  845   $  609   $  610   $ 591   $ 491
ATM fees                                     155      336      299      25      --
Gain on sale of Real Estate                  112       --       --      --      --
Gain on sale of loans                          7       --       42      --      --
Gain on sale of securities                    --       26      212      --      --
Originated mortgage servicing rights          32       42       90      --      --
Other non-interest income                    319      289      188     144     144
                                          ------   ------   ------   -----   -----
Total non-interest income                 $1,470   $1,302   $1,441   $ 760   $ 635
                                          ======   ======   ======   =====   =====


OTHER OPERATING EXPENSES
------------------------

     Non-interest expenses of $7.3 million in 1999, increased by $1.3 thousand or 21.7% when compared to $6.0 million in 1998. Salaries and benefits of $3.2 million in 1999 reflect an increase of $548 thousand or 20.5% when compared to the prior year salaries and benefits cost. Equipment expense increased by $320 thousand or 78.4% reflecting the Y2K upgrades and equipment purchases. Other expenses increased by $432 thousand or 14.9% reflecting the cost of the expansion and general expense increases. Goodwill amortization of $331 thousand in 1999 remained the same as 1998.

                                                  Harbor Bankshares Corporation
--------------------------------------------------------------------------------

Non-Interest Expenses Summary (In thousands)

                                      1999      1998      1997      1996      1995
                                     -------   -------   -------   -------   -------
Salaries and employee benefits       $3,220    $2,672    $2,611    $2,152    $1,903
Occupancy expense, net                  831       737       678       533       434
Furniture and Equipment                 728       408       386       249       201
Data Processing Fees                    679       604       565       398       338
Professional Fees                       199       117       131       101        99
Goodwill Amortization                   331       331       331       331       331
FDIC Insurance                           44        37        36       318       166
Other Non-Interest Expense            1,252     1,078     1,102       830       709
                                     ------    ------    ------    ------    ------
Total Non-Interest Expense           $7,284    $5,984    $5,840    $4,912    $4,181
                                     ======    ======    ======    ======    ======


APPLICABLE INCOME TAXES
-----------------------

     Applicable income taxes includes current and deferred portions which are detailed in Note 8 of the audited consolidated financial statements. Taxes for 1999 were $5 thousand compared to $317 thousand or 30.3% for 1998. Both years reflect the change in the treatment of interest on U.S. Treasury securities for state tax purposes.


CREDIT RISK ANALYSIS
--------------------

     The Corporation, through its subsidiary, The Harbor Bank of Maryland, has in place credit policies and procedures designed to control and monitor credit risk. Credit analysis and loan review functions have provided a check and balance system for assessing initial and ongoing risk associated with the lending process.

     Non-performing loans, comprised of non-accruing loans and accruing loans 90 days or more past due, were $1.1 million or 1.0% of gross loans outstanding at the end of 1999. This compares with $1.6 million or 1.9% of gross loans outstanding at the end of 1998. The decrease in non-performing loans reflects management increased efforts in resolving troubled debt. Foreclosed real estate at December 31, 1999 was $217 thousand including two foreclosed properties. As of year end 1998, foreclosed real estate was $631 thousand consisting of four foreclosed properties.

     The reserve for possible loan losses decreased from $699 thousand at the end of 1998 to $678 thousand at the end of 1999. As of year end, the reserve represented .66% of gross loans outstanding. Based on quarterly analyses conducted throughout the year, and a review conducted by an independent consultant at year end, the reserve is considered adequate by management.

                                                  Harbor Bankshares Corporation
--------------------------------------------------------------------------------

Non-Performing Assets (in thousands)

                                            1999      1998       1997      1996     1995
                                           -------   -------   --------   ------   ------
Non-accrual loans                         $1,003    $1,107     $  770     $ 284     none
Accruing Loans Past Due 90 Days
   or more                                    47       547      1,948       276      481
Foreclosed Real Estate                       217       638       none      none     none
                                          ------    ------     ------     -----    -----
Total Non-performing assets and
   Past Due Loans                         $1,267    $2,292     $2,718     $ 560    $ 481
                                          ======    ======     ======     =====    =====
Total Non-performing assets and
   Past Due Loans to Year-End Assets         .71%      1.2%       2.0%      .43%     .42%
Total Non-performing Loans to
   Year-End Loans                            1.0%      1.9%       3.5%      .65%     .62%


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

     Liquidity
     ---------

     Liquidity describes the ability of the Corporation to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Corporation, as well as to meet current and planned expenditures. The Corporation through the Bank, is required to maintain adequate sources of cash in order to meet its financial commitments in an organized manner without incurring substantial losses. These commitments relate principally to changes in the Bank's deposit base through withdrawals and changes in funds required to meet normal and seasonal loan demands. The Bank, and thereby the Corporation, derives liquidity through the maturity distribution of the investment portfolio, loan repayments and income from earning assets. The Bank maintains a portion of its investment portfolio as a liquidity reserve, which can be converted to cash on an immediate basis.

     The Bank has also established secured lines of credit with the FHLB as an additional source of liquidity. Collateral must be pledged to the FHLB before advances can be obtained. At December 31, 1999, the Corporation had sufficient collateral in order to borrow up to an aggregate of $21.0 million from the FHLB under the established lines of credit, if necessary. Liquidity is also

                                                  Harbor Bankshares Corporation
--------------------------------------------------------------------------------

provided through the Corporation's portfolio of liquid assets, consisting of cash and due from banks, interest-bearing deposits in other banks and investment securities available for sale. Such assets totaled $66.9 million or 37.6% of total assets at December 31, 1999.

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

     For the year ended December 31, 1999, net cash provided by operating activities totaled $899 thousand. Net cash provided by investing activities totaled $521 thousand resulting primarily from the purchases of securities totaling $5.0 million offset by maturities or calls on investment securities and interest bearing deposits in other banks totaling $22.7 million and a net
increase in loans of $16.7 million.   Purchases of premises and equipment
totaled $723 thousand. Net cash used in financing activities for the year ended December 31, 1999 totaled $3.9 million resulting primarily from a net decrease in deposits of $1.9 million and the payment of and FDIC note totaling $1.8 million.

     Interest Rate Sensitivity
     -------------------------

     Interest rate sensitivity refers to the degree that earnings will be affected by changes in the general level of interest rates. Interest sensitive assets are typically loans which have interest rates related to the prime interest rate or other type of index. Interest sensitive liabilities have interest rates, which likewise vary based upon market changes. Reducing the net interest rate sensitivity of the Corporation's balance sheet is the goal of the asset/liability management process.

     One measure of interest rate sensitivity is the difference between interest sensitive assets and interest sensitive liabilities, called the "interest sensitivity gap." The following table shows an analysis of the Corporation's cumulative interest sensitivity gap position in a lower and a higher interest rate horizon.

                                                  Harbor Bankshares Corporation
--------------------------------------------------------------------------------

     Cumulative Interest Sensitive Gap based on a lower interest rate horizon

                                                               Repricing or Maturity
                                                                 December 31, 1999
                                                         -------------------------------
                                                         3 months    6 months     1 year
                                                         --------    --------     ------
     Interest sensitive assets                             $ 104     $  105     $  110
     Interest sensitive liabilities                           82         92        101
                                                           -----     ------     ------
     Interest sensitivity gap                              $  22     $   13     $    9
                                                           =====     ======     ======
     Gap to total assets                                    12.4%       7.3%       5.1%

     Cumulative Interest Sensitive Gap based on a higher interest rate horizon

                                                        3 months    6 months     1 year
                                                        --------    --------     ------
     Interest sensitive assets                           $  66      $   68      $   76
     Interest sensitive liabilities                         82          92         101
                                                         -----      ------      ------
     Interest sensitivity gap                            $ (16)     $  (24)     $  (25)
                                                         =====      ======      ======
     Gap to total assets                                  (8.9%)     (13.5%)     (14.0%)

Exhibit C, "Interest Variance Analysis", sets forth, for the period indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates.


LONG AND SHORT TERM BORROWINGS
------------------------------

     During 1994 the Corporation borrowed $5.8 million from the Resolution Trust Corporation to invest as tier one capital in its subsidiary, The Harbor Bank of Maryland. These borrowings were necessary to maintain adequate capital levels due to the growth achieved through the purchase of three (3) branches from the Resolution Trust Corporation. The borrowings required quarterly interest payments based on Treasury bill rates and a principal payment at the end of the fifth year. The notes became due in 1999. On July 1, 1999 a note totaling $1.9 million was paid in full and the remaining $3.9 million note was extended to June 2000, with an interest rate equivalent to the 13 week U.S. Treasury Bill rate plus 300 basis points. The interest paid on the debt for 1999 totaled $296 thousand.

                                                  Harbor Bankshares Corporation
--------------------------------------------------------------------------------

CAPITAL RESOURCES
-----------------

     Stockholder's equity decreased by $3.2 million or 30.0% to $7.5 million. This decrease was due to the unrealized losses of securities held for sale net of income taxes, which as of December 31, 1999 were $3.3 million. The loss,
represent a mark to market value of these securities.   Losses would not be
realized unless the securities are sold. As of year end, the Corporation had sufficient liquidity to withstand any unusual demand of funds without liquidating these securities, such as $9.8 million in Federal Funds sold and borrowing arrangements with the Federal Home Loan Bank and Bank of America of $21.3 million and $2.0 million respectively. Stockholder's equity was 4.2% of total assets as of the year-end. The Tier 1 capital ratio as of December 31, 1999 was 4.5%, and the risk based capital ratio was 8.1%. The requirements established by regulators are 4.0% for tier 1 capital and 8.0% for total risk based capital. The book value of each share of common stock excluding the unrealized losses on securities held for sale was $15.58 as of December 31, 1999.

     The Tier I capital ratio for the Corporation's subsidiary, The Harbor Bank of Maryland as of December 31, 1999 was 6.4% and the risk based capital ratio was 11.9%, both above the established regulatory requirements.


CHANGES IN FINANCIAL POSITION
-----------------------------

     The Corporation through its subsidiary, The Harbor Bank of Maryland, continued its growth during 1999. Although total assets reflected a decrease of $7.1 million or 3.8 percent, a new branch facility was opened in Baltimore County on January 1999.

     Deposits decreased by $2.9 million to $165.5 million or 1.2% from $167.5 million in 1998 and net loans increased by $16.7 million to $101.8 million or 19.6% compared to $85.1 million in 1998.

     The Corporation plans to continue its expansion through marketing efforts by its management and board of directors.

     The major usage of funds was reflected in the loan growth, increasing as stated above, by 19.6 percent.

     Exhibit D presents data and information at December 31, 1999 as to: 1) Maturities of Certificates of Deposit of $100,000 or more, 2) the Corporation's loan portfolio by type of loan, and 3) a Summary of the Corporation's Investment Securities portfolio as of that date.

                                                  Harbor Bankshares Corporation
--------------------------------------------------------------------------------

FINANCIAL ANALYSIS - 1998 AND 1997
----------------------------------

     Net income for 1998 increased by $27 thousand or 3.9% to $728 thousand.
Net interest income increased by $367 thousand to $5.9 million from $5.6 million earned during 1997.

     During 1998, the provision for possible loan losses was $213 thousand compared to $72 thousand for 1997. Charge-offs for 1998 were $203 thousand compared to $313 thousand for 1997 and recoveries were $35 thousand compared to $6 thousand the prior year.

     Other operating income decreased by $139 thousand or 9.6% during 1998 when compared to 1997. The income for 1997, reflects securities gains of $213 thousand compared to $26 thousand during 1998. This item was the main reason for the decrease.

     Other operating expenses, at $6.0 million in 1998, increased by 2.5% when compared to $5.8 million in 1997. Salaries and benefit expenses increased to $2.7 million in 1998 from $2.6 million in 1997. The increase was caused by additional staff, salary increases and benefits cost. Other expenses increased by $83 thousand or 2.6%. Higher cost in occupancy, legal, and data processing also contributed to the increase in other operating expenses.

     At $317 thousand, income taxes represented 30.3% of income before taxes for 1998 and $401 thousand or 36.4% for 1997.

     Deposits grew by $48.5 million or 40.8%, loans increased by $7.5 million or 9.6%, and investment securities increased by $42.7 million or 144.8%. Investment securities were the main user of the source of funds provided by the deposit growth.

     Shareholders' Equity grew by $368 thousand or 3.6% mainly due to retained earnings.

     The Bank's Tier 1 capital ratio as of December 31, 1998 was 7.07% and the risk based capital ratio was 14.57%; both were well above minimum regulatory requirements.


OTHER INFORMATION
-----------------

   RECENT ACCOUNT PRONOUNCEMENTS

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the

                                                  Harbor Bankshares Corporation
--------------------------------------------------------------------------------

derivative and the hedge asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

     The Corporation plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. These statements will not have a material impact on the corporation's results of operations.

                                                  Harbor Bankshares Corporation
--------------------------------------------------------------------------------

                         HARBOR BANKSHARES CORPORATION
               SUPPLEMENT TO 1999 ANNUAL REPORT TO STOCKHOLDERS


BOARD OF DIRECTORS
------------------
Joseph Haskins, Jr.           Chairman, President and Chief Executive Officer
James H. DeGraffenreidt, Jr.  Chairman and C.E.O./Washington Gas
Stephen A. Geppi              President and C.E.O./Diamond Comic Distributors, Inc.
Joe Louis Gladney             President/Gladney Transportation and Oil Company
Louis J. Grasmick             President and C.E.O./Louis J. Grasmick Lumber Co., Inc.
Sachinder Gupta               President/E2CR, Inc.
Nathaniel Higgs, Th.B., D.D.  Pastor/Southern Baptist Church
Delores G. Kelley, Ph.D.      Senator/Maryland State Senate
Erich March                   Vice President/William C. March Funeral Home
John Paterakis                President and Chief Executive Officer/H&S Bakery
Edward St. John               President and Chief Executive Officer/MIE Investment Co.
Ronald Scott                  Retiree, U.S.  Postal Service
Stanley W. Tucker             Managing General Partner, MMG Ventures, L.P.
George F. Vaeth, Jr.          President/George Vaeth Associates, Inc.


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

                                                  Harbor Bankshares Corporation
--------------------------------------------------------------------------------

SHAREHOLDER INFORMATION
-----------------------

     MARKET SUMMARY OF STOCK
     -----------------------

     Harbor Bankshares Corporation is traded privately and is not listed by any exchange. During 1999 and 1998, there was little trading activity in the stock. The bid and ask prices during 1999 varied from $17.00 to $18.00 per share. During 1998 the bid and ask price varied from $16.00 to $18.00 per share. At December 31, 1999 the Corporation had 728 common stockholders of record.


     CASH DIVIDENDS
     --------------

     Harbor Bankshares Corporation paid a stock dividend equivalent to $.25 per share during the first quarter of 1999. Exhibit E sets forth "Consolidated Quarterly Results of Operations, Market Prices and Dividends".


     TRANSFER AGENT AND REGISTRAR
     ----------------------------

          American Stock Transfer and Trust Company
          40 Wall Street
          New York, New York 10005
          (718) 921-8206


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

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

                                                              Exhibit A - 1 of 2


                         HARBOR BANKSHARES CORPORATION
                       CONSOLIDATED FIVE-YEAR STATEMENT:
               AVERAGE BALANCES, YIELDS/RATES AND INCOME EXPENSE
                            (dollars in thousands)


Year ended December 31,
                                                                    1999                                    1998
                                                      Average      Yields/          Income    Average      Yields/        Income
                                                      Balances     Rates           Expense   Balances      Rates          Expense
                                                      --------     -------         -------   --------      -------        -------
ASSETS
U.S. Treasury Securities                             $      -          -%         $     -   $      -          -%         $     -
U.S. Government Agencies                               62,267       6.37            3,966     36,970       6.69            2,476
Interest-Bearing Deposits with Other Banks                654       5.81               38      2,235       5.59              125
FHLB Stock and Other Securities                           554       7.58               42        514       7.20               37
Federal Funds Sold                                      7,881       4.93              389     12,870       5.45              702
                                                     --------                     -------   --------                     -------
                                                       71,356       6.21%           4,435     52,589       6.35%           3,340
                                                     --------                     -------   --------                     -------
Loans
-----
Commercial Loans                                       21,884       9.12            1,996     14,053       9.44            1,326
Real Estate Mortgages                                  62,114       8.86            5,503     63,005       9.54            6,010
Consumer Loans                                          3,341      12.21              408      3,444      11.82              407
                                                     --------                     -------   --------                     -------
Loans Net of Unearned Income                           87,339       9.05            7,907     80,502       9.62            7,743
                                                     --------                     -------   --------                     -------
Total Earning Assets                                  158,695       7.78%         $12,342    133,091       8.33%         $11,083
                                                                                  =======                                =======
Allowance for Possible Losses                            (660)                                  (682)
Other Assets                                           12,604                                 12,550
                                                     --------                               --------
     TOTAL ASSETS                                    $170,639                               $144,959
                                                     ========                               ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Non-Interest Bearing Deposits                        $ 14,744          -%         $     -   $ 12,402          -%         $     -
                                                     --------                               --------
Interest-Bearing Transaction Accounts                  32,225       2.85              918     25,282       3.16              798
Savings                                                59,349       3.47            2,060     37,559       3.38            1,266
Time - $100,000 or more                                19,653       5.16            1,014     22,170       5.59            1,241
Other Time                                             28,736       4.83            1,390     30,313       5.08            1,541
                                                     --------                     -------   --------                     -------
Savings and Time Deposits                             139,963       3.84%           5,382    115,324       3.79%           4,846
                                                     --------                               --------
     TOTAL Deposits                                   154,707                                127,726
Other Borrowed Money                                      800       5.00%              40          -          -%               -
Notes payable                                           4,889       6.05              296      5,796       5.12              297
Other Liabilities                                         961          -                -        911          -                -
                                                     --------                               --------                     -------
     TOTAL Liabilities                                161,357       3.93%         $ 5,718    134,433       4.25%         $ 5,143
                                                                                  =======                                =======
STOCKHOLDERS' EQUITY                                    9,282                                 10,526
                                                     --------                               --------
TOTAL LIABILITIES AND STOCKHOLDER' EQUITY            $170,639                               $144,959
                                                     ========                               ========
Net Yield on Interest Earning Assets                                3.85%                                  4.08%
Benefit of Non-Interest Bearing Funds                                .37%                                   .38%
Net Interest Margin                                                 4.22%                                  4.46%


Year ended December 31,
                                                                    1997
                                                      Average      Yields/          Income
                                                      Balances     Rates           Expense
                                                      --------     -------         -------
ASSETS
U.S. Treasury Securities                             $      -          -%          $     -
U.S. Government Agencies                               21,244       6.62             1,407
Interest-Bearing Deposits with Other Banks              4,408       5.58               246
FHLB Stock and Other Securities                           599       7.34                44
Federal Funds Sold                                     10,752       5.89               633
                                                     --------                      -------
                                                       37,003       6.30%            2,330
                                                     --------                      -------
Loans
-----
Commercial Loans                                        9,592       9.61               922
Real Estate Mortgages                                  68,945       9.67             6,670
Consumer Loans                                          3,895      11.48               447
                                                     --------                      -------
Loans Net of Unearned Income                           82,432       9.75             8,039
                                                     --------                      -------
Total Earning Assets                                  119,435       8.68%          $10,369
                                                                                   =======
Allowance for Possible Losses                            (846)
Other Assets                                           12,531
                                                     --------
     TOTAL ASSETS                                    $131,120
                                                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Non-Interest Bearing Deposits                        $ 10,209          -%          $     -
                                                     --------
Interest-Bearing Transaction Accounts                  14,828       2.50               371
Savings                                                39,485       3.45              1364
Time - $100,000 or more                                18,195       5.56              1011
Other Time                                             32,198       5.41              1742
                                                     --------                      -------
Savings and Time Deposits                             104,706       4.29%            4,488
                                                     --------
     TOTAL Deposits                                   114,915
Other Borrowed Money                                        -          -%                -
Notes payable                                           5,796       5.35               310
Other Liabilities                                         820          -                 -
                                                     --------                      -------
     TOTAL Liabilities                                121,531       4.34%          $ 4,798
                                                                                   =======
STOCKHOLDERS' EQUITY                                    9,589
                                                     --------
TOTAL LIABILITIES AND STOCKHOLDER' EQUITY            $131,120
                                                     ========
Net Yield on Interest Earning Assets                                4.34%
Benefit of Non-Interest Bearing Funds                                .37%
Net Interest Margin                                                 4.71%

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

                                                              Exhibit A - 2 of 2

                         HARBOR BANKSHARES CORPORATION
                       CONSOLIDATED FIVE-YEAR STATEMENT:
               AVERAGE BALANCES, YIELDS/RATES AND INCOME EXPENSE
                             (dollars in thousands)


Year ended December 31,                                            1996                                     1995
                                                   Average       Yields/                      Average     Yields/
                                                   Balances       Rates     Income Expense    Balances     Rates    Income Expense
                                                   --------      -------    --------------    --------    -------
ASSETS
U.S. Treasury Securities                                  -          -%        $    -        $  1,321       4.47%       $   59
U.S. Government Agencies                           $ 14,880       6.28            935           8,944       5.66           506
Interest-Bearing Deposits with Other Banks            7,064       5.66            400           7,712       5.60           432
FHLB Stock and Other Securities                         561       7.31             41             418       7.42            31
Federal Funds Sold                                    3,103       5.32            165           4,786       6.27           300
                                                   --------                    ------        --------                   ------
                                                     25,608       6.02%         1,541          23,181       5.73%        1,328
Loans
-----
Commercial Loans                                      7,451       9.82%           732           4,862      10.53%          512
Real Estate Mortgages                                70,697       9.48          6,702          67,508       9.39         6,339
Consumer Loans                                        3,010      12.33            371           2,541      12.23           311
                                                   --------                    ------        --------                   ------
Loans Net of Unearned Income                         81,158       9.62%         7,805          74,911       9.56%        7,162
                                                   --------                    ------        --------                   ------
Total Earning Assets                                106,766       8.75%        $9,346          98,092       8.65%       $8,490
                                                                               ======                                   ======
Allowance for Possible Losses                          (880)                                     (817)
Other Assets                                         10,410                                     9,584
                                                   --------                                  --------
     TOTAL ASSETS                                  $116,296                                  $106,859
                                                   ========                                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Non-Interest Bearing Deposits                      $  9,316          -%        $    -        $  8,991       2.54%       $    -
                                                   --------                                  --------
Interest-Bearing Transaction Accounts                15,798       2.61            412          18,184       3.16           462
Savings                                              35,671       3.46          1,235          33,386       3.38         1,018
Time - $100,000 or more                              11.792       5.39            635           8,748       5.59           463
Other Time                                           28,329       5.28          1,497          24,648       5.08         1,275
                                                   --------                    ------        --------                   ------
Savings and Time Deposits                            91,590       4.13%         3,779          84,966       3.42%        3,218
                                                   --------                                  --------
     TOTAL Deposits                                 100,906                                    93,957
Other Borrowed Money                                  1,452       5.58%            81           1,195       6.53%           78
Notes payable                                         5,796       5.33            309           5,796       5.78           335
Other Liabilities                                       888          -              -             593          -             -
                                                   --------                    ------        --------                   ------
     TOTAL Liabilities                              109,042       4.55%        $4,169         101,541       3.96%       $3,631
                                                                               ======                                   ======
STOCKHOLDERS' EQUITY                                  7,254                                     5,318
                                                   --------                                  --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $116,296                                  $106,859
                                                   ========                                  ========


Net Yield on Interest Earning Assets                              4.20%                                     4.69%
Benefit of Non-Interest Bearing Funds                              .34%                                      .36%
Net Interest Margin                                               4.54%                                     5.05%

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

                                                                       Exhibit B
                        SUMMARY OF LOAN LOSS EXPERIENCE
                             (dollars in thousands)

Year ended December 31,                         1999        1998       1997       1996        1995
                                              ---------   --------   --------   ---------   --------
Balance at Beginning of Period                $   699    $   654    $   889    $   817     $   658

Loans Charged Off:
   Commercial Loans                               291          -         58         14           -
   Real Estate Mortgages                          395         54         95          5           6
   Consumer Loans                                 239        149        160         34          29
                                              -------    -------    -------    -------     -------
   TOTAL Loans Charged Off                        925        203        313         53          35
                                              -------    -------    -------    -------     -------

Recoveries of Loans:
   Commercial Loans                                40          -          1         57           1
   Real Estate Mortgages                           26          3          -        ---           6
   Consumer Loans                                  35         32          5          8           4
                                              -------    -------    -------    -------     -------
   TOTAL Loans Recovered                          101         35          6         65          11
                                              -------    -------    -------    -------     -------

Net Loans Charged Off                             824        168        307        (12)         24
                                              -------    -------    -------    -------     -------

Provisions Charged to Operations                  803        213         72         60         183
                                              -------    -------    -------    -------     -------

Balance at End of Period                      $   678    $   699    $   654    $   889     $   817
                                              =======    =======    =======    =======     =======

Daily Average Amount of Loans                 $87,399    $80,502    $82,432    $81,158     $74,911
                                              =======    =======    =======    =======     =======

Allowance for Possible Loan Losses to
 Loans Outstanding                                .66%       .81%       .83%      1.04%       1.09%
                                              =======    =======    =======    =======     =======

Net Charge Offs to Average Loans
 Outstanding                                      .94%       .21%       .37%      (.01%)       .03%
                                              =======    =======    =======    =======     =======
                                          ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                                  (dollars in thousands)

                                                1999        1998       1997       1996        1995
                                              ---------   --------   --------   ---------   --------
Commercial Loans                                $ 317      $  59      $ 118      $  33       $  35
Real Estate Loans                                 131         34         45         58          90
Consumer Loans                                      4         34         46         36          37
Credit Cards                                       10         37         35         90          56
Unallocated                                       216        535        410        672         599
                                                -----      -----      -----      -----       -----
TOTAL Allowance for
Loan Losses                                     $ 678      $ 699      $ 654      $ 889       $ 817
                                                =====      =====      =====      =====       =====

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

Analysis of Changes in Net Interest Income                             Exhibit C
------------------------------------------

                          INTEREST VARIANCE ANALYSIS
                            (dollars in thousands)

                                                1999 COMPARED TO 1998                   1998 COMPARED TO 1997
                                             Increase (Decrease) due to:             Increase (Decrease) due to:
                                             ---------------------------             ---------------------------
                                             Volume      Rate       Net              Volume      Rate      Net
                                             ------      ----       ---              ------      ----      ---
INTEREST INCOME

Loans                                        $  658     $(493)    $  165             $ (188)    $(109)   $ (297)

Investment Securities                         1,698      (204)     1,494              1,041        28     1,069

Federal Funds Sold                             (272)      (41)      (313)               125       (56)       69

Other Interest Bearing Assets/(1)/              (87)        -        (87)              (130)        2      (128)
                                             ------     -----     ------             ------     -----    ------

TOTAL Interest Income                        $1,997     $(738)    $1,259             $  848     $(135)   $  713
                                             ======     =====     ======             ======     =====    ======

INTEREST EXPENSE

Interest-Bearing Transaction
 Accounts                                    $  219     $ (99)    $  120             $  261     $ 166    $  427

Savings                                         736        58        794                (66)      (32)      (98)

Time - $100,000 or more                        (141)      (86)      (227)               221         9       230

Other Time                                      (80)      (71)      (151)              (102)      (99)     (201)

Other Borrowed Money                             40         -         40                  -         -         -

Notes Payable                                   (46)       45         (1)                 -       (13)      (13)
                                             ------     -----     ------             ------     -----    ------

TOTAL Interest Expense                       $  728     $(153)    $  575             $  314     $  31    $  345
                                             ======     =====     ======             ======     =====    ======

NET INTEREST INCOME                          $1,269     $(585)    $  684             $  534     $(166)   $  368
                                             ======     =====     ======             ======     =====    ======

Note: Loan fees, which were included in interest income, were $387 in 1999, $262 in 1998, and $228 in 1997. A change in Rate/Volume has been allocated to the change in rate.

/(1)/  Certificates of Deposit with other financial institutions.

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

                                                                       Exhibit D

             Profile of Investment Portfolio at December 31, 1999


Maturities of Certificates of Deposit of $100,000 or More
(dollars in Thousands)
---------------------------------------------------------------------------------------------------------------------------------
MATURITIES             Three months or less  Over three months to   Over six months to 12   Over 12 months      Total
                                                  six months               months
---------------------------------------------------------------------------------------------------------------------------------
Balance                       $6,733                $3,298                 $4,200              $  4,766        $18,997
---------------------------------------------------------------------------------------------------------------------------------
Percent to Total               35.4%                 17.4%                  22.1%                 25.1%         100.0%
---------------------------------------------------------------------------------------------------------------------------------


Loan Portfolio by Type of Loan
(dollars in Thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                  1999                1998                 1997               1996                 1995
Commercial                $ 31,801    31.0%    $20,711    24.1%    $ 9,041    11.6%    $ 9,611    11.3%     $ 5,785     7.4%
Real Estate Commercial      24,789    24.2%     17,026    19.8%     17,014    22.9%     13,667    16.0%      13,014    16.7%
Real Estate Construction     2,992     2.9%      2,014     2.3%      2,020     2.6%      1,349     1.6%         995     1.3%
Real Estate Residential     39,336    38.4%     42,664    49.7%     45,527    58.2%     57,002    66.8%      55,510    71.1%
Consumer                     3,583     3.5%      3,382     4.1%      3,768     4.7%      3,713     4.3%       2,804     3.5%
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LOANS               $102,501   100.0%    $85,797   100.0%    $77,370   100.0%    $85,342   100.0%     $78,108   100.0%
---------------------------------------------------------------------------------------------------------------------------------


Investments Securities Summary
(dollars in Thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                                              1999        1997        1996        1995        1994
---------------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale:
 U.S. Treasury and Government Agency                       $49,061     $38,771     $11,993     $   986      $1,009
 Mortgage Backed Securities                                    712      15,845       1,917          --          --
 Equity Securities                                             555         470         585         583         441
---------------------------------------------------------------------------------------------------------------------------------
 TOTAL Securities Available for Sale                        50,328      55,086      14,495       1,569       1,450
---------------------------------------------------------------------------------------------------------------------------------
Securities Held to Maturity:
 U.S. Treasury and Government Agencies                          --      17,152      14,002      15,006       9,442
 Mortgage Backed Securities                                     --          --       1,000          --          --
 Other Debt Securities                                          20          15          15          10           6
---------------------------------------------------------------------------------------------------------------------------------
 TOTAL Securities Held to Maturity                              20      17,167      15,017      15,016       9,448
---------------------------------------------------------------------------------------------------------------------------------
TOTAL Investment Securities Portfolio                      $50,348     $72,253     $29,512     $16,585     $10,898
=================================================================================================================================
TOTAL Portfolio Yield                                         6.4%        6.7%        6.6%        6.5%        5.6%
---------------------------------------------------------------------------------------------------------------------------------

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

Exhibit E

                 Harbor Bankshares Corporation and Subsidiary
   Consolidated Quarterly Results of Operations, Market Prices and Dividends
                     (in thousands except per share data)

                                                       1999                                             1998
                                       ---------------------------------------        --------------------------------------
                                       Fourth     Third     Second      First         Fourth      Third    Second     First
                                       Quarter   Quarter    Quarter    Quarter        Quarter    Quarter   Quarter   Quarter
                                       -------   -------    -------    -------        -------    -------   -------   -------
Interest Income                        $3,189    $3,078     $3,009     $3,066          $2,981    $2,812    $2,731    $2,558
Interest Expense                        1,401     1,411      1,434      1,472           1,370     1,300     1,282     1,191
                                       ---------------------------------------        --------------------------------------
Net Interest Income                     1,788     1,667      1,575      1,594           1,611     1,512     1,449     1,367
Provision for Loan Losses                  51       400        201        151             100        38        37        38
                                       ---------------------------------------        --------------------------------------
Net Interest Income after               1,737     1,267      1,374      1,443           1,511     1,474     1,412     1,329
 Provision for Loan Losses

Non-Interest Income                       380       360        332        279             333       298       335       309
Gains on sale of Real Estate               --        --        112         --              --        --        --        --
Gains on Securities Sales                  --        --         --         --              --        --        --        26
Gains on sale of Loans                      5         1         (3)         4               1        (1)       --         2
Non-Interest Expense                    1,941     1,869      1,807      1,667           1,573     1,471     1,485     1,455
                                       ---------------------------------------        --------------------------------------
Income Before Taxes                       181      (241)         8         59             272       300       262       211
Income Tax Expense                         64       (81)         2         21              59        98        89        71
                                       ---------------------------------------        --------------------------------------
Net Income                             $  117    $ (160)    $    6     $   38          $  213    $  202    $  173    $  140
                                       ---------------------------------------        --------------------------------------
Per Share Amount
----------------
Net Income - Basic                     $  .17    $ (.23)    $   01     $  .05          $  .32    $  .29    $  .25    $  .20
Net Income - Diluted                   $  .13    $ (.18)    $  .01     $  .04          $  .22    $  .27    $  .23    $  .19
                                       ---------------------------------------        --------------------------------------
Market Price -  High                   $17.00    $17.00     $18.00     $18.00          $18.00    $16.00    $16.00    $17.00
                Low                    $17.00    $17.00     $17.00     $18.00          $18.00    $18.00    $17.00    $17.00
Dividends Paid                                                         $ . 25                                        $  .25
                                       ---------------------------------------        --------------------------------------