Form 10QSB
period 2000-03-31
HARBOR BANKSHARES CORP
filed 2000-05-12
CIK 889608

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                -----------------------------------------------


For quarter ended March 31, 2000
                  --------------

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

                                X    YES       NO
                               ---       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, non-voting, $.01 Par value - 33,333 shares as of March 31, 2000. Common stock, $.01 Par value -- 656,244 shares as of March 31, 2000
-------------------------------------------------------------------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                                     INDEX
                                     -----

PART I  FINANCIAL INFORMATION
        ---------------------

        Item 1  Financial Statements

                Consolidated Statements of Condition - March 31, 2000 (Unaudited) and December 31, 1999

                Consolidated Statements of Income (Unaudited) Three months Ended March 31, 2000 and 1999

                Consolidated Statement of Cash Flows (Unaudited) - Three months Ended March 31, 2000 and 1999

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

SIGNATURES
----------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
-------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                              March 31           December 31
                                                                                 2000                 1999
                                                                              --------           -----------
                                                                                      (Unaudited)
                                                                                      -----------
                                                                                 Dollars in Thousands
ASSETS

Cash and Due from Banks                                                    $    4,142              $    6,233
Interest Bearing Deposits in Other Banks                                          438                     553
Investment Securities:
     Held to maturity (market values of  $19
     as of March 31, 2000 and $20 as of
     December 31,1999)                                                             19                      20
     Available for Sale                                                        50,548                  50,328
                                                                              -------                 -------
                  Total Investment Securities                                  50,567                  50,348
                                                                              -------                 -------
Federal Funds Sold                                                              1,903                   9,740
Loans(Net of unearned income)                                                 103,244                 102,501
Reserve for Possible Loan Losses                                                 (700)                   (678)
                                                                              -------                --------
                  Net Loans                                                   102,544                 101,823
                                                                              -------                --------
Property and Equipment - Net                                                    1,557                   1,616
Other Real Estate Owned                                                           138                     217
Goodwill                                                                        3,086                   3,169
Accrued Interest Receivable and Other Assets                                    3,893                   3,919
                                                                              -------                 -------
                  TOTAL ASSETS                                             $  168,268              $  177,618
                                                                              =======                 =======
LIABILITIES
Deposits:
         Non-Interest Bearing Demand                                       $   20,947              $   15,595
         Interest Bearing Transaction Accounts                                 27,621                  32,070
         Savings                                                               61,845                  71,914
         Time, $100,000 or more                                                15,697                  18,997
         Other Time                                                            26,599                  26,965
                                                                              -------                 -------
                  Total Deposits                                              152,709                 165,541
                                                                              -------                 -------
Accrued Interest and Other Liabilities                                            700                     630
Short Term Borrowings                                                           3,000                     ---
Notes Payable                                                                   3,983                   3,983
                                                                              -------                 -------
                  TOTAL LIABILITIES                                           160,392                 170,154
                                                                              =======                 =======
STOCKHOLDER'S EQUITY
Common stock, non voting, - par value $.01 per share:
Authorized 10,000,000 shares; at 656,244
at March 31, 2000 and 653,204 at December 31, 1999
and 33, 333 common non-voting March 31, 2000 and
December 31, 1999.                                                                  7                       7
Capital Surplus                                                                 6,497                   6,497
Retained Earnings                                                               4,390                   4,244
Net accumulated other comprehensive (deficit) income                           (3,018)                 (3,284)
                                                                              -------                 -------
         TOTAL STOCKHOLDER'S EQUITY                                             7,876                   7,464
                                                                              -------                 -------
         TOTAL LIABILITIES & STOCKHOLDER'S
         EQUITY                                                            $  168,268              $  177,618
                                                                              =======                 =======

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
-------------------------------------------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Three Months Ended
                                                                                            March 31
                                                                              ----------------------------------
                                                                                2000                      1999
                                                                                          (Unaudited)
                                                                                         In Thousands
                                                                                     Except per Share Data
INTEREST INCOME

Interest and Fees on Loans                                                    $  2,302                  $  1,888
Interest on Investment Securities (Taxable)                                        909                     1,100
Interest on Deposits in Other Banks                                                  6                        12
Interest on Federal Funds Sold                                                      65                        66
                                                                                ------                    ------
         TOTAL INTEREST INCOME                                                   3,282                     3,066
                                                                                ------                    ------
INTEREST EXPENSE
Interest on Deposits
         Savings                                                                   622                       551
         Interest Bearing Transaction Accounts                                     222                       216
         Time $100,000 or More                                                     185                       314
         Other Time                                                                352                       304
         Interest on Borrowed Funds                                                  1                        22
         Interest on Notes Payable                                                  83                        65
                                                                                ------                    ------
TOTAL INTEREST EXPENSE                                                           1,465                     1,472
                                                                                ------                    ------
NET INTEREST INCOME                                                              1,817                     1,594
         Provision for Possible Loan Losses                                         60                       151
                                                                                ------                    ------
NET INTEREST INCOME AFTER
PROVISION FOR POSSIBLE LOAN LOSSES                                               1,757                     1,443
                                                                                ------                    ------
NON-INTEREST INCOME
         Service Charges on Deposit Accounts                                       246                       170
         Other Income                                                              100                       113
                                                                                ------                    ------
                                                                                   346                       283
                                                                                ------                    ------
NON-INTEREST EXPENSES
         Salaries and Employee Benefits                                            828                       761
         Occupancy Expense of Premises                                             212                       199
         Equipment Expense                                                         200                       130
         Data Processing Expense                                                   180                       173
         Deposit Assessments and Related Fees                                        8                        10
         Goodwill Amortization                                                      83                        83
         Other Expenses                                                            371                       311
                                                                                ------                    ------
                                                                                 1,882                     1,667
                                                                                ------                    ------
INCOME BEFORE INCOME TAXES                                                         221                        59
Applicable Income Taxes                                                             75                        21
                                                                                ------                    ------
NET INCOME                                                                    $    146                  $     38
                                                                                ------                    ------
BASIC EARNINGS PER SHARE                                                      $    .21                  $    .05
DILUTED EARNINGS PER SHARE                                                    $    .17                  $    .04
AVERAGE COMMON SHARES
OUTSTANDING                                                                        689                       686
         Dividends Declared per Share                                         $     --                  $    .25

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
-------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH  FLOWS

                                                              Three Months Ended
                                                                    March 31
                                                            -----------------------
                                                                2000       1999
                                                                   (Unaudited)
                                                              Dollars in Thousands
OPERATING ACTIVITIES
Net Income                                                    $    146    $     38
Adjustments to Reconcile Net Income to Net Cash
  and Cash Equivalents Provided by (Used in) Operating
  Activities:
  Proceeds from the sale of loans                                  261         864
  Gains on sale of loans                                            (2)         (4)
  Provision for Possible Loan Losses                                60         151
  Depreciation and Amortization                                    246         209
  Decrease (Increase) in Interest Receivable and Other              26      (1,192)
  Increase (Decrease) in Interest Payable and Other
  Liabilities                                                       70        (138)
                                                              --------    --------
Net Cash Provided by (Used in) Operating Activities                807         (72)
                                                              --------    --------
INVESTING ACTIVITIES
Net Decrease in Deposits at Other Banks                            115         384
Purchase of Investments held to maturity                            --         (84)
Purchase of Investments Securities available for sale               --      (5,000)
Proceeds from maturity of Investment Securities
held to maturity                                                   169         500
Proceeds from Called Securities available for sale                  --       5,000
Net Increase in Loans                                           (1,084)       (346)
Purchase of Premises and Equipment                                (102)       (522)
                                                              --------    --------
Net Cash Used in Investing Activities                             (902)        (68)
                                                              --------    --------
FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing
  Transaction Accounts                                           5,352       1,047
Net Decrease in Interest Bearing
  Transaction Accounts                                          (4,449)     (3,056)
Net Decrease in Savings Deposits                               (10,069)     (8,703)
Net Decrease in Time Deposits                                   (3,667)     (7,218)
Short Term Borrowings                                            3,000       5,000
Payment of Cash Dividends                                           --        (172)
                                                              --------    --------
Net Cash Used in  by Financing Activities
Decrease in Cash and Cash Equivalents                           (9,833)    (13,102)
                                                              --------    --------
                                                                (9,928)    (13,242)
Cash and Cash Equivalents at Beginning of Period                15,973      18,429
                                                              --------    --------
Cash and Cash Equivalents at End of Period                    $  6,045    $  5,187
                                                              ========    ========

(See Notes to Unaudited Consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
-------------------------------------------------------------------------------

              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2000

Note A:   Basis of Presentation
          ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Note B:   Comprehensive Income
          --------------------

          Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources.
          Presented below is a reconciliation of net income to comprehensive income indicating the component of other comprehensive income:

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                    2000                        1999
                                                                    ----                        ----
          Net Income                                              $      146                   $   38

           - Other Comprehensive Income:
             Unrealized Holding Gains (Losses)
             Arising During the period                                   266                     (354)
           - Less: Reclassified Adjustments for
             gains included in Net Income                                ---                      ---
                                                                  ----------                    -----
          Other Comprehensive Income, Before
          Tax                                                            266                     (354)

          Income Tax Expense Related to items
          of Other Comprehensive Income                                   90                      (90)
                                                                  ----------                    -----

          Other Comprehensive Income                                     176                     (264)
                                                                  ----------                    -----

          Comprehensive Income                                    $      322                    $(226)
                                                                  ==========                    =====

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

Note C: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedge asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

          The Corporation plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. These statements will not have a material impact on the corporation's results of operations.

Note: D Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of potentially dilutive transactions or conversions. This computation of diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method which could occur if contracts to issue common stock were exercised, such as stock options, and shared in corporate earnings.

The following table presents a summary of per share data and amounts for the period indicated:

                                                     Three Months Ended
                                                    --------------------
                                                    March 31,   March 31
                                                       2000       1999
                                                    ---------   --------
     Basic:

     Net income applicable to common stock           $146,212   $ 37,759
                                                     ========   ========

     Average common shares outstanding                689,212    686,537
                                                     ========   ========

     Basic net income per share                      $    .21   $    .05
                                                     ========   ========
     Diluted:

     Net income applicable to common stock           $146,212   $ 37,759
                                                     ========   ========

     Average common shares outstanding                689,577    686,537

     Stock option adjustment                            6,219     30,492
                                                     --------   --------

     Diluted average common shares outstanding        683,358    717,029
                                                     ========   ========

     Diluted net income per share                    $    .21   $    .05
                                                     ========   ========

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

Part I.   FINANCIAL INFORMATION
-------   ---------------------

          Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Harbor Bankshares Corporation's earnings for the first quarter of 2000 totaled $146 thousand, an increase of $108 thousand or 284.2 percent
          when compared to the first quarter of 1999.   A provision of $151
          thousand in the allowance for loan losses for the first quarter of 1999, coupled with overhead expenses due to a branch expansion and Y2K updates in equipment and systems resulted in the lower earnings for the prior year first quarter. The earnings for the first quarter of 2000, reflect a much lower loan loss reserve allowance due to the allocations made to the reserve during 1999 and the improved quality of the loan portfolio. The annualized return of average assets (ROAA) and average stockholders equity (ROAE) during the first quarter were .34 percent and 5.33 percent, respectively.

          Net interest income increased by $223 thousand or 13.9 percent over last year's first quarter. Interest and fees on loans increased by $414 thousand or 21.9 percent reflecting the growth in the loan portfolio which as of March 31, 2000 had $103.4 million in outstanding loans. Interest on Investment securities decreased by $191 thousand or
          17.4 percent. Interest expense on deposits decreased by $7 thousand. Interest on saving accounts increased by $71 thousand or 12.9 percent. Interest on time deposits over $100 thousand decreased by $129 thousand or 41.1 percent reflecting a decrease in those type of deposits. The decrease reflects management's decision in not renewing some of the large maturing certificates of deposit. Interest expense on interest bearing transaction accounts increased slightly by $6 thousand and other time deposits increased by $48 thousand or 15.8 percent. Included in interest expense was $1 thousand of interest expense for funds borrowed form the Federal Home Loan Bank. The interest on the FDIC debt increased by $21 thousand or 32.3 percent to $85 thousand from $65 thousand paid for the first quarter of 1999.

          The provision for possible Loan Losses was $60 thousand for the first quarter of 2000, reflecting a decrease of $91 thousand or 60.2 percent when compared to the $151 thousand allocated for the first quarter of 1999. Charge-offs for the quarter totaled $88 thousand and recoveries $49 thousand.

          Other operating income increased by $63 thousand or 22.2 percent resulting primarily from service charges on Deposit accounts which increased by $76 thousand or 44.7 percent as a result of management efforts in the monitoring of non-interest income. Fee income from the subsidiary of the Bank, Harbor Financial Services, was $16 thousand. They had an operating loss of $2 thousand for the quarter ended March 31, 2000. Non-interest expense increased by $215 thousand or 12.9 percent. Salary and benefits increased by $67 thousand or 8.8 percent reflecting additional staff as well as salary and benefits increases. Occupancy and equipment expenses increased by $13 thousand and $70 thousand each or 6.5 percent and 53.8 percent, respectively. The increase in the equipment expense reflects the depreciation cost associated with the equipment and software

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

          purchases related to the Y2K compliance upgrades. Data processing fees increased by $7 thousand or 4.0 percent. Goodwill amortization at $83 thousand remained the same as the previous year first quarter. Other expenses increased by $60 thousand or 19.3 percent reflecting general increases in the other expenses categories.

          As of March 31, 2000, total deposits were $152.7 million reflecting a decrease of $12.8 million or 7.7 percent when compared to December 31, 1999. Interest bearing transaction accounts decreased by $4.4 million while non-interest bearing transaction accounts increase by $5.3 million. Savings deposits decreased by $10.1 million reflecting the withdrawal of some escrow deposits belonging to state and local government accounts. Time deposits over $100 thousand decreased by $3.3 million or 17.4 percent. Net loans increased by $721 thousand to $102.5 million or .71 percent.

          Stockholders equity increased by $412 thousand or 5.5 percent. Net earnings of $146 thousand coupled with a decrease of $266 thousand in the unrealized losses on available-for-sale securities were the reasons for the increase. Primary and risk based capital for the corporation were 4.6 and 8.5 percent, respectively.

          The corporation stock is traded privately. During the first quarter of 2000, a few trades were registered raging between $15.00 and $15.75 per share.

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

                    None

          Item III. Defaults Upon Senior Securities
                    -------------------------------

                    None

          Item IV.  Submission of Matters to a Vote of Security Holders
                    ---------------------------------------------------

                    The 2000 Annual Meeting of the Stockholders of Harbor Bankshares Corporation was held on April 19, 2000.

                    The stockholders elected the following nominees to the Corporation's Board of Directors to serve for a two and three year term. The following shows the separate tabulation of votes for each nominee:

                                           Number of Votes
                                           ---------------

                    Three Years              For             Against
                    -----------              ---             -------
                    Sachender Gupta          475,487             952
                    Nathaniel Higgs          475,487             952
                    Delores G. Kelley        475,487             952
                    Stanley W. Tucker        475,487             952

                    Two Years                For             Against
                    ---------                ---             -------
                    John David Ryder         475,487             952


          Item V.   Other Information
                    -----------------

                    None

          Item VI.  Exhibits and Reports on Form 8-K
                    --------------------------------

                    Exhibit II - Statement Regarding Computation of per Share
                  Earnings

                    The Company did not file any report on Form 8-K for the period ending March 31, 2000.

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

                               HARBOR BANKSHARES CORPORATION


Date:  May 10, 2000            /s/ Joseph Haskins, Jr.
       ------------            ------------------------------
                               Joseph Haskins, Jr.
                               President and Chief Executive Officer



Date:  May 10, 2000            /s/ Teodoro J. Hernandez
       ------------            ------------------------------
                               Teodoro J. Hernandez
                               Treasurer