Form 10QSB
period 2000-06-30
HARBOR BANKSHARES CORP
filed 2000-08-10
CIK 889608

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
              ---------------------------------------------------


For quarter ended June 30, 2000
                  -------------

Commission file number 0-20990
                       -------

Harbor Bankshares Corporation
-----------------------------
(Exact name of registrant as specified in its charter)
------------------------------------------------------

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

                                X    YES       NO
                               ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, non-voting, $.01 Par value - 33,333 shares as of June 30, 2000. Common stock, $.01 Par value -- 656,325 shares as of June 30, 2000
------------------------------------------------------------------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                                     INDEX
                                     -----

PART I   FINANCIAL INFORMATION
         ---------------------

         Item 1    Financial Statements

                   Consolidated Statements of Condition - June 30, 2000 (Unaudited) and December 31, 1999

                   Consolidated Statements of Income (Unaudited) - Six months Ended June 30, 2000 and 1999

                   Consolidated Statements of Income (Unaudited) - Three months Ended June 30, 2000 and 1999

                   Consolidated Statement of Cash Flows (Unaudited) - Six months Ended June 30, 2000 and 1999

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



SIGNATURES
----------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                               June 30            December 31
                                                                                 2000                 1999
                                                                               -------            -----------
                                                                                          (Unaudited)
                                                                                    Dollars in Thousands
ASSETS
Cash and Due from Banks                                                        $   3,905            $   6,233
Interest Bearing Deposits in Other Banks                                             842                  553
Investment Securities
     Held to maturity (market values of $22
     as of June 30, 2000 and $20 as of
     December 31,1999)                                                                22                   20
     Available for Sale                                                           50,615               50,328
                                                                               ---------            ---------
                  Total Investment Securities                                     50,637               50,348
                                                                               ---------            ---------
Federal Funds Sold                                                                    27                9,740
Loans(Net of unearned income)                                                    107,797              102,501
Reserve for Possible Loan Losses                                                    (709)                (678)
                                                                               ---------            ---------
                  Net Loans                                                      107,088              101,823
                                                                               ---------            ---------
Property and Equipment - Net                                                       1,575                1,616
Other Real Estate Owned                                                              -0-                  217
Goodwill                                                                           3,046                3,169
Accrued Interest Receivable and Other Assets                                       4,471                3,919
                                                                               ---------            ---------
                  TOTAL ASSETS                                                 $ 171,591            $ 177,618
                                                                               =========            =========
LIABILITIES
Deposits:
         Non-Interest Bearing Demand                                           $  19,961            $  15,595
         Interest Bearing Transaction Accounts                                    31,545               32,070
         Savings                                                                  55,658               71,914
         Time, $100,000 or more                                                   17,284               18,997
         Other Time                                                               26,542               26,965
                                                                               ---------            ---------
                  Total Deposits                                                 150,990              165,541
                                                                               ---------            ---------
Accrued Interest and Other Liabilities                                               608                  630
Short Term Borrowings                                                              9,000                  ---
Notes Payable                                                                      2,983                3,983
                                                                               ---------            ---------
                  TOTAL LIABILITIES                                              163,581              170,154
                                                                               ---------            ---------
STOCKHOLDERS' EQUITY
Common stock, non voting, - par value $.01 per share:
Authorized 10,000,000 shares; at 656,325
at June 30, 2000 and 653,204 at December 31, 1999
and 33, 333 common non-voting June 30, 2000 and
December 31, 1999                                                                      7                    7
Capital Surplus                                                                    6,498                6,497
Retained Earnings                                                                  4,510                4,244
Net accumulated other comprehensive (deficit) income                              (3,005)              (3,284)
                                                                               ---------            ---------
         TOTAL STOCKHOLDERS' EQUITY                                                8,010                7,464
                                                                               ---------            ---------
         TOTAL LIABILITIES & STOCKHOLDERS'
         EQUITY                                                                $ 171,591            $ 177,618
                                                                               =========            =========

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                Six Months Ended
                                                                                     June 30
                                                                          2000                     1999
                                                                          ----                     ----
                                                                                   (Unaudited)
                                                                                   In Thousands
                                                                               Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                                                $4,650                   $3,734
Interest on Investment Securities (Taxable)                                1,813                    2,162
Interest on Deposits in Other Banks                                           13                       22
Interest on Federal Funds Sold                                                90                      157
                                                                          ------                   ------
TOTAL INTEREST INCOME                                                      6,566                    6,075
INTEREST EXPENSE
Interest on Deposits
 Savings                                                                   1,157                    1,015
 Interest Bearing Transaction Accounts                                       415                      444
 Time $100,000 or More                                                       360                      597
 Other Time                                                                  717                      671
 Interest on Borrowed Funds                                                  110                       40
 Interest on Notes Payable                                                   165                      139
                                                                          ------                   ------
 TOTAL INTEREST EXPENSE                                                    2,924                    2,906
                                                                          ------                   ------
 NET INTEREST INCOME                                                       3,642                    3,169
 Provision for Possible Loan Losses                                          196                      352
                                                                          ------                   ------
 NET INTEREST INCOME AFTER
 PROVISION FOR POSSIBLE LOAN LOSSES                                        3,446                    2,817
NON-INTEREST INCOME
 Service Charges on Deposit Accounts                                         521                      347
 Other Income                                                                257                      265
 Gains Sale of Real Estate                                                   -0-                      112
                                                                          ------                   ------
                                                                             778                      724
NON-INTEREST EXPENSES
 Salaries and Employee Benefits                                            1,688                    1,561
 Occupancy Expense of Premises                                               414                      400
 Equipment Expense                                                           401                      311
 Data Processing Expense                                                     364                      349
 Deposit Assessments and Related Fees                                         16                       22
 Goodwill Amortization                                                       166                      166
 Other Expenses                                                              770                      665
                                                                          ------                   ------
                                                                           3,819                    3,474
INCOME BEFORE INCOME TAXES                                                   405                       67
 Applicable Income Taxes                                                     138                       23
                                                                          ------                   ------
NET INCOME                                                                $  267                   $   44
                                                                          ------                   ------
BASIC EARNINGS PER SHARE                                                  $  .38                   $  .06
                                                                          ------                   ------
DILUTED EARNINGS PER SHARE                                                $  .38                   $  .06
AVERAGE COMMON SHARES
OUTSTANDING                                                                  689                      686
 Dividends Declared per Share                                             $   --                   $  .25

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                               Three Months Ended
                                                                                     June 30
                                                                          2000                     1999
                                                                          ----                     ----
                                                                                   (Unaudited)
                                                                                   In Thousands
                                                                               Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                                                  $2,348                   $1,846
Interest on Investment Securities (Taxable)                                    904                    1,062
Interest on Deposits in Other Banks                                              7                       10
Interest on Federal Funds Sold                                                  25                       91
                                                                            ------                   ------
 TOTAL INTEREST INCOME                                                       3,284                    3,009
INTEREST EXPENSE
Interest on Deposits
 Savings                                                                       535                      464
 Interest Bearing Transaction Accounts                                         193                      228
 Time $100,000 or More                                                         175                      283
 Other Time                                                                    365                      367
 Interest on Borrowed Funds                                                    109                       18
 Interest on Notes Payable                                                      82                       74
                                                                            ------                   ------
 TOTAL INTEREST EXPENSE                                                      1,459                    1,434
                                                                            ------                   ------
 NET INTEREST INCOME                                                         1,825                    1,575
 Provision for Possible Loan Losses                                            136                      201
                                                                            ------                   ------
 NET INTEREST INCOME AFTER
 PROVISION FOR POSSIBLE LOAN LOSSES                                          1,689                    1,374
NON-INTEREST INCOME
 Service Charges on Deposit Accounts                                           275                      177
 Other Income                                                                  157                      152
 Gains Sale of Real Estate                                                     -0-                      112
                                                                            ------                   ------
                                                                               432                      441
NON-INTEREST EXPENSES
 Salaries and Employee Benefits                                                860                      800
 Occupancy Expense of Premises                                                 202                      201
 Equipment Expense                                                             201                      181
 Data Processing Expense                                                       184                      176
 Deposit Assessments and Related Fees                                            8                       12
 Goodwill Amortization                                                          83                       83
 Other Expenses                                                                399                      354
                                                                            ------                   ------
                                                                             1,937                    1,807
INCOME BEFORE INCOME TAXES                                                     184                        8
 Applicable Income Taxes                                                        63                        2
                                                                            ------                   ------
NET INCOME                                                                  $  121                   $    6
                                                                            ------                   ------
BASIC EARNINGS PER SHARE                                                    $  .17                   $  .01
                                                                            ------                   ------
DILUTED EARNINGS PER SHARE                                                  $  .17                   $  .01
AVERAGE COMMON SHARES
OUTSTANDING                                                                    689                      686
 Dividends Declared per Share                                               $   --                   $   --

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH  FLOWS

                                                                                Six Months Ended
                                                                                     June 30
                                                                          2000                     1999
                                                                          ----                     ----
                                                                                   (Unaudited)
                                                                              Dollars In Thousands
OPERATING ACTIVITIES
Net Income                                                               $    267               $     44
Adjustments to Reconcile Net Income to Net Cash
 and Cash Equivalents Provided by (Used in) Operating
 Activities:
 Gains on sales of Real Estate                                                -0-                   (112)
 Gains on sale of loans                                                        (7)                    (1)
 Provision for Possible Loan Losses                                           196                    352
 Depreciation and Amortization                                                493                    449
 (Increase) in Interest Receivable and Other Assets                          (335)                   (41)
 Decrease in Interest Payable and Other
 Liabilities                                                                  (22)                   (23)
                                                                         --------               --------
Net Cash Provided by (Used in) Operating Activities                           592                    668

INVESTING ACTIVITIES
Net (Increase) Decrease in Deposits at Other Banks                           (289)                   393
Purchase of Investments held to maturity                                      (65)                   (90)
Purchase of Investments Securities available for sale                         -0-                 (5,000)
Proceeds from Investment Securities held to maturity                          354                 17,238
Proceeds from Called Securities available for sale                            -0-                  5,000
Proceeds from the sale of loans                                             1,126                  3,227
Net (Increase) Decrease in Loans                                           (6,912)                   969
Purchase of Premises and Equipment                                           (287)                  (630)
                                                                         --------               --------
Net Cash and Cash Provided by (Used in) Investing Activities               (6,073)                21,107

FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing
 Transaction Accounts                                                       4,366                  3,748
Net Decrease in Interest Bearing
 Transaction Accounts                                                        (525)                (1,062)
Net Decrease in Savings Deposits                                          (16,256)                (5,670)
Net Decrease in Time Deposits                                              (2,136)               (10,433)
Short term Borrowings                                                       9,000                     --
Sale of common Stock                                                            1                     --
Sale of Treasury Stock                                                         --                     17
Principal payment Notes Payable                                            (1,000)                    --
Payment of Cash Dividends                                                       -                   (173)
                                                                         --------               --------
Net Cash (Used in) Provided by Financing Activities                        (6,550)               (13,573)
Increase (Decrease) in Cash and Cash Equivalents                          (12,031)                (8,202)
                                                                         --------               --------
Cash and Cash Equivalents at Beginning of Period                           15,973                 18,429
Cash and Cash Equivalents at End of Period                               $  3,932               $ 26,631
                                                                         ========               ========

(See Notes to Unaudited Consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

              Notes to Unaudited Consolidated Financial Statements
                                 June 30, 2000

Note A:   Basis of Presentation
          ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Note B:   Comprehensive Income
          --------------------

          Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources.

          Presented below is a reconciliation of net income to comprehensive income indicating the component of other comprehensive income:

                                              Six Months Ended June 30,
                                              -------------------------
                                                2000             1999
                                              --------         --------
Net Income                                      $ 267           $    44

 - Other Comprehensive Income:
   Unrealized Holding Gains (Losses)
   Arising During the period                      278            (2,775)
 - Less: Reclassified Adjustments for
   gains included in Net Income                    --                --
                                                -----           -------
 Other Comprehensive Income (loss) Before
 Taxes                                            278            (2,775)

 Income Tax Expense (Benefit) Related to
 items of Other Comprehensive Income               95              (930)

 Other Comprehensive Income                       183            (1,845)
                                                -----           -------

 Comprehensive Income (Loss)                    $ 450           $(1,801)
                                                =====           =======

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

The following table presents a summary of per share data and amounts for the period indicated:

                                                       Six Months Ended      Three Months Ended
                                                       ----------------      ------------------
                                                     June 30,    June 30,   June 30,    June 30,
                                                       2000       1999        2000        1999
                                                     --------   --------    --------    --------
     Basic:

     Net income applicable to common stock           $267,215   $ 43,269    $121,003    $  5,870
                                                     ========   ========    ========    ========

     Average common shares outstanding                689,577    686,537    $689,577    $686,537
                                                     ========   ========    ========    ========

     Basic net income per share                      $    .38   $    .06    $    .17    $    .01
                                                     ========   ========    ========    ========
     Diluted:

     Net income applicable to common stock           $267,215   $ 43,269    $121,003    $  5,870
                                                     ========   ========    ========    ========

     Average common shares outstanding                689,577    686,537    $689,577    $686,537

     Stock option adjustment                           11,031     25,599    $  6,972    $ 20,718
                                                     --------   --------    --------    --------

     Diluted average common shares outstanding        700,608    712,136    $696,549    $707,255
                                                     ========   ========    ========    ========

     Diluted net income per share                    $    .38   $    .06    $    .17    $    .01
                                                     ========   ========    ========    ========

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

Part I.   FINANCIAL INFORMATION
-------   ---------------------

          Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Harbor Bankshares Corporation's earnings for the second quarter of 2000 totaled $121 thousand, an increase of $115 thousand or191.6 percent when compared to the second quarter of 1999. Net interest income increased by $250 thousand or 15.8 percent mainly due to interest and fees on loans which increased by $502 thousand or 27.2 percent. Interest expense for the period increased by $25 thousand or
          1.7 percent. Other operating income decreased by $9 thousand or 2.0 percent. Included in the 1999 figures, is a gain on the sale of real estate of $112 thousand. Other operating expenses for the quarter increased by $130 thousand or 7.2 percent, equipment expense increased by $20 thousand or 11.0 percent mainly reflecting the depreciation expense related to the year 2000 equipment upgrades and enhancements that took place during 1999. Other expenses increased by $45 thousand or 12.7 percent, reflecting general increases in the other expense categories. The provision for loan losses decreased by $65 thousand or 32.3 percent, the net effect of the income and expense variances resulted in the $121 increase.

          Year-to-date earnings as of June 30, 2000, were $267 thousand or $.38 basic earnings per share, reflecting an increase of $.32 per share when compared to the six month ending June 30,1999. Return on Average Assets (ROAA) and Return on Average Equity (ROAE) were.16 percent and
          3.5 percent respectively.

          Net interest income increased by $473 thousand or 14.9 percent over last year's second quarter. Interest on investment securities decreased by $349 thousand or 16.1 percent while interest and fees on loans increased by $916 thousand or 34.5 percent reflecting the growth in the loan portfolio, mainly in the business and commercial real estate loans. Interest expense increased slightly over the prior year by $18 thousand or .6 percent. Interest on savings accounts which includes money market accounts increased by $142 thousand or 14.0 percent. Interest expense on transaction accounts decreased by $29 thousand or 6.5 percent while interest on time deposits decreased by $191 thousand or 15.1 percent. Included in total interest expense, were $110 thousand of interest in borrowings from the Federal Home Loan Bank of Atlanta and $165 thousand of interest on the debt to the Federal Deposit Insurance Corporation.

          The provision for possible Loan Losses was $196 thousand for the six months ended June 30, 2000, a decrease of $156 thousand or 44.3 percent compared to the same period for 1999. Charge-offs as of the end of the second quarter totaled $225 thousand and recoveries $60 thousand.

          Other operating income increased by $54 thousand or 7.7 percent. Service charges on deposit accounts increased by $174 thousand or 50.1 percent as a result of re-structured service charges pricing and constant monitoring by management. Other income decreased by $8 thousand or 3.0. Included in the 1999 other operating income is a gain of $112 thousand on the sale of real estate property owned by the Bank, excluding this item during 1999, other operating income increased by $166 thousand or 27.1 percent.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

     Fee income from the subsidiary of the Bank, Harbor Financial Services, was $37 thousand. They had an operating loss of $5 thousand as of June 30, 2000. Non-interest expense increased by $345 thousand or 9.9 percent. Salary and benefits increased by $127 thousand or 8.1 percent reflecting additional staff as well as salary and benefit increases. Occupancy and equipment expense increase by $14 thousand and $90 thousand each or 3.5 percent and 28.9 percent, respectively. The increase in equipment expense reflects mainly the depreciation cost associated with the equipment and software purchases related to the Y2-K compliance upgrades. Data processing expenses increased by $15 thousand or 4.3 percent. Goodwill amortization at $166 thousand remained the same as the previous year. Other expenses increased by $105 thousand or 15.8 percent reflecting general increases in the those categories.

     As of June 30, 2000, total deposits were $150.9 million reflecting a decrease of $14.5 million or 8.8 percent when compared to December 31, 1999. Interest bearing transaction accounts decreased by $525 thousand or
     1.6 percent while non-interest bearing transaction accounts increased by
     $4.3 million or 28.0 percent.   Saving deposits decreased $16.3 million or
     22.6 percent reflecting mainly the withdrawal of escrow deposits belonging to state and local government accounts. Time deposits over $100 thousand decreased by $1.7 million or 9.0 percent while other time deposits decreased by $423 thousand or 1.6 percent. Short term borrowings were $9.0 million as of June 30, 2000. There were no short term borrowings outstanding as of December 31, 1999.

     Shareholder's equity increased by $546 thousand or 7.3 percent. Net earnings of $267 thousand coupled with a decrease of $279 thousand in the unrealized losses on available-for-sale securities were the reasons for the increase. Primary and risk based capital for the corporation were 4.7 and
     8.3 percent respectively.

     The corporation stock is traded privately. During the period, a few trades were registered raging between $15.00 and $15.75 per share.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


Part II.  OTHER INFORMATION
--------  -----------------

          Item I.        Legal Proceedings
          -------        -----------------

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

          Item V.   Other Information
                    -----------------

                    None

          Item VI.  Exhibits and Reports on Form 8-K
                    --------------------------------

                    Exhibit II - Statement Regarding Computation of per Share Earnings

                    The Company did not file any report on Form 8-K for the period ending June 30, 2000.

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

                         HARBOR BANKSHARES CORPORATION


Date:   8/9/2000                          /s/ Joseph Haskins, Jr.
      ------------------                  ----------------------------------
                                          Joseph Haskins, Jr.
                                          President and Chief Executive Officer



Date:   8/9/2000                          /s/ Teodoro J. Hernandez
      ------------------                  ----------------------------------
                                          Teodoro J. Hernandez
                                          Treasurer