Form 10QSB
period 2000-09-30
HARBOR BANKSHARES CORP
filed 2000-11-13
CIK 889608

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           --------------------------------------------------------

For quarter ended September 30, 2000
                  ------------------

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

Common stock, non-voting, $.01 Par value -- 33,333 shares as of September 30, 2000.
Common stock, $.01 Par value -- 656,390 shares as of September 30, 2000
-----------------------------------------------------------------------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

                                     INDEX
                                     -----

PART I            FINANCIAL INFORMATION
                  ---------------------

                  Item 1   Financial Statements

                           Consolidated Statements of Condition - September 30, 2000 (Unaudited) and December 31, 1999

                           Consolidated Statements of Income, (Loss) Unaudited - Three months Ended September 30, 2000 and 1999

                           Consolidated Statements of Income, (Loss) Unaudited - Nine months Ended September 30, 2000 and 1999

                           Consolidated Statement of Cash Flows (Unaudited) - Nine months Ended September 30, 2000 and 1999

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


SIGNATURES
----------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                           September 30             December 31
                                                                               2000                     1999
                                                                           ------------             -----------
                                                                            (Unaudited)
                                                                                     Dollars in Thousands
ASSETS
------
Cash and Due from Banks                                                      $  6,964             $  6,233
Interest Bearing Deposits in Other Banks                                          779                  553
Investment Securities:
     Held to maturity (market values of  $22
     as of June 30, 2000 and $20 as of
     December 31,1999)                                                             22                   20
     Available for Sale                                                        51,363               50,328
                                                                             --------             --------
                  Total Investment Securities                                  51,385               50,348
                                                                             --------             --------
Federal Funds Sold                                                              2,585                9,740
Loans(Net of unearned income)                                                 109,671              102,501
Reserve for Possible Loan Losses                                                 (725)                (678)
                                                                             --------             --------
                  Net Loans                                                   108,946              101,823
                                                                             --------             --------
Property and Equipment - Net                                                    1,481                1,616
Other Real Estate Owned                                                            79                  217
Goodwill                                                                        2,920                3,169
Accrued Interest Receivable and Other Assets                                    4,367                3,919
                                                                             --------             --------
                  TOTAL ASSETS                                               $179,506             $177,618
                                                                             ========             ========
LIABILITIES
-----------
Deposits:
         Non-Interest Bearing Demand                                         $ 20,312             $ 15,595
         Interest Bearing Transaction Accounts                                 36,976               32,070
         Savings                                                               51,814               71,914
         Time, $100,000 or more                                                22,663               18,997
         Other Time                                                            27,389               26,965
                                                                             --------             --------
                  Total Deposits                                              159,154              165,541
                                                                             --------             --------
Accrued Interest and Other Liabilities                                            663                  630
Short Term Borrowings                                                           9,000                   --
Notes Payable                                                                   2,000                3,983
                                                                             --------             --------
                  TOTAL LIABILITIES                                           170,817              170,154
                                                                             --------             --------
STOCKHOLDERS' EQUITY
Common stock, non voting, - par value $.01 per share: Authorized 10,000,000 shares; at 656,390 at September 30, 2000 and 653,204 at December 31, 1999 and
33,333 common non-voting September 30, 2000 and
December 31, 1999.                                                                  7                    7
Capital Surplus                                                                 6,499                6,497
Retained Earnings                                                               4,784                4,244
Net accumulated other comprehensive (deficit) income                           (2,601)              (3,284)
                                                                             --------             --------
         TOTAL STOCKHOLDERS' EQUITY                                             8,689                7,464
                                                                             --------             --------
         TOTAL LIABILITIES & STOCKHOLDERS'
         EQUITY                                                              $179,506             $177,618
                                                                             ========             ========

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                         Three Months Ended
                                                                             September 30
                                                                        2000             1999
                                                                        ----             ----
                                                                             (Unaudited)
                                                                            In Thousands
                                                                        Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                                             $2,584            $2,010
Interest on Investment Securities (Taxable)                               917               920
Interest on Deposits in Other Banks                                        11                 9
Interest on Federal Funds Sold                                             26               139
                                                                       ------            ------
TOTAL INTEREST INCOME                                                   3,538             3,078
                                                                       ------            ------
INTEREST EXPENSE
Interest on Deposits
         Savings                                                          527               494
         Interest Bearing Transaction Accounts                            215               236
         Time $100,000 or More                                            194               243
         Other Time                                                       421               361
         Interest on Borrowed Funds                                       135               -0-
         Interest on Notes Payable                                         49                77
                                                                       ------            ------
         TOTAL INTEREST EXPENSE                                         1,541             1,411
                                                                       ------            ------
         NET INTEREST INCOME                                            1,997             1,667
         Provision for Possible Loan Losses                                90               400
                                                                       ------            ------
         NET INTEREST INCOME AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES                             1,907             1,267
                                                                       ------            ------
NON-INTEREST INCOME
         Service Charges on Deposit Accounts                              266               235
         Other Income                                                     149               126
         CDFI Awards                                                      126               -0-
                                                                       ------            ------
                                                                          541               361
                                                                       ------            ------
NON-INTEREST EXPENSES
         Salaries and Employee Benefits                                   867               827
         Occupancy Expense of Premises                                    201               220
         Equipment Expense                                                200               208
         Data Processing Expense                                          196               158
         Deposit Assessments and Related Fees                               8                11
         Goodwill Amortization                                             82                82
         Other Expenses                                                   480               363
                                                                       ------            ------
                                                                        2,034             1,869
                                                                       ------            ------
INCOME BEFORE INCOME TAXES                                                414              (241)
         Applicable Income Taxes                                          141               (81)
                                                                       ------            ------
NET INCOME (LOSS)                                                      $  273            $ (160)
                                                                       ======            ======
BASIC EARNINGS PER SHARE                                               $  .39            $ (.23)
DILUTED EARNINGS PER SHARE                                             $  .39            $ (.18)
AVERAGE COMMON SHARES
OUTSTANDING                                                               689               687
         Dividends Declared per Share                                  $   --            $   --

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                                  Nine Months Ended
                                                                                     September 30
                                                                                2000              1999
                                                                                ----              ----
                                                                                      (Unaudited)
                                                                                     In Thousands
                                                                                Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                                                    $ 7,234            $5,744
Interest on Investment Securities (Taxable)                                     2,730             3,082
Interest on Deposits in Other Banks                                                24                31
Interest on Federal Funds Sold                                                    116               296
                                                                              -------            ------
         TOTAL INTEREST INCOME                                                 10,104             9,153
                                                                              -------            ------
INTEREST EXPENSE
Interest on Deposits
         Savings                                                                1,684             1,509
         Interest Bearing Transaction Accounts                                    630               680
         Time $100,000 or More                                                    554               840
         Other Time                                                             1,138             1,032
         Interest on Borrowed Funds                                               245                40
         Interest on Notes Payable                                                214               216
                                                                              -------            ------
         TOTAL INTEREST EXPENSE                                                 4,465             4,317
                                                                              -------            ------
         NET INTEREST INCOME                                                    5,639             4,836
         Provision for Possible Loan Losses                                       286               752
                                                                              -------            ------
         NET INTEREST INCOME AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES                                     5,353             4,084
                                                                              -------            ------
NON-INTEREST INCOME
         Service Charges on Deposit Accounts                                      787               582
         Other Income                                                             406               391
         Gains Sale of Real Estate                                                -0-               112
         CDIF Awards                                                              126               -0-
                                                                              -------            ------
                                                                                1,319             1,085
                                                                              -------            ------
NON-INTEREST EXPENSES
         Salaries and Employee Benefits                                         2,555             2,388
         Occupancy Expense of Premises                                            615               620
         Equipment Expense                                                        601               519
         Data Processing Expense                                                  560               507
         Deposit Assessments and Related Fees                                      24                33
         Goodwill Amortization                                                    248               248
         Other Expenses                                                         1,250             1,028
                                                                              -------            ------
                                                                                5,853             5,343
                                                                              -------            ------
INCOME BEFORE INCOME TAXES                                                        819              (174)
         Applicable Income Taxes                                                  279               (58)
                                                                              -------            ------
NET INCOME (LOSS)                                                             $   540            $ (116)
                                                                              =======            ======
BASIC EARNINGS PER SHARE                                                      $   .78            $ (.17)
DILUTED EARNINGS PER SHARE                                                    $   .77            $ (.13)
AVERAGE COMMON SHARES
OUTSTANDING                                                                       689               687
         Dividends Declared per Share                                         $    --            $  .25

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended
                                                                                      September 30
                                                                               2000                  1999
                                                                               ----                  ----
                                                                                       (Unaudited)
                                                                                  Dollars in Thousands
OPERATING ACTIVITIES
Net Income                                                                   $    540              $   (160)
Adjustments to Reconcile Net Income to Net Cash
         and Cash Equivalents Provided by (Used in) Operating
         Activities:
         Gains on sales of Real Estate                                            -0-                  (112)
         Gains on sale of loans                                                     7                    (2)
         Provision for Possible Loan Losses                                       286                   752
         Depreciation and Amortization                                            736                   695
         (Increase) in Interest Receivable and Other Assets                      (310)               (1,464)
         Increase in Interest Payable and Other
         Liabilities                                                               33                   152
                                                                             --------              --------
Net Cash Provided by (Used in) Operating Activities                             1,292                  (139)
                                                                             --------              --------

INVESTING ACTIVITIES
Net (Increase) Decrease in Deposits at Other Banks                               (226)                  575
Purchase of Investments held to maturity                                           (2)                  (90)
Purchase of Investments Securities available for sale                            (213)               (5,000)
Proceeds from Investment Securities held to maturity                              -0-                17,238
Proceeds from Investment Securities available for sale                            214                   -0-
Proceeds from Called Securities available for sale                                -0-                 5,000
Proceeds from the sale of loans                                                 1,655                 3,570
Net Increase in Loans                                                          (9,154)               (8,977)
Purchase of Premises and Equipment                                               (622)                 (720)
                                                                             --------              --------
Net Cash and Cash (Used in)                                                    (8,348)               11,596
                                                                             --------              --------
         Provided by Investing Activities

FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing
         Transaction Accounts                                                   4,717                 6,118
Net Increase in Interest Bearing
         Transaction Accounts                                                   4,906                 1,323
Net Decrease in Savings Deposits                                              (20,100)               (9,425)
Net Increase (Decrease) in Time Deposits                                        4,090               (14,176)
Short term Borrowings                                                           9,000                    --
Sale of common Stock                                                                2                    --
Sale of Treasury Stock                                                             --                    15
Long Term Borrowings                                                            2,000                    --
Principal payment Notes Payable                                                (3,983)               (1,813)
Payment of Cash Dividends                                                          --                  (173)
                                                                             --------              --------
Net Cash Provided (Used in) by Financing Activities                               632               (18,131)
                                                                             --------              --------
Increase (Decrease) in Cash and Cash Equivalents                               (6,424)               (6,674)
                                                                             --------              --------
Cash and Cash Equivalents at Beginning of Period                               15,973                18,549
Cash and Cash Equivalents at End of Period                                   $  9,549              $ 11,875
                                                                             ========              ========

(See Notes to Unaudited Consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

-------------------------------------------------------------------------------


             Notes to Unaudited Consolidated Financial Statements
                              September 30, 2000

Note A:           Basis of Presentation
                  ---------------------

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Note B:           Comprehensive Income
                  --------------------

                  Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources. Presented below is a reconciliation of net income to comprehensive income indicating the component of other comprehensive income:

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                      2000                 1999
                                                                      ----                 ----
                  Net Income                                          $540               $  (116)

                  - Other Comprehensive Income:
                    Unrealized Holding Gains (Losses)
                    Arising During the period                          683                (2,117)
                   - Less: Reclassified Adjustments for
                           gains included in Net Income                 --                    --
                                                                      ----               -------

                  Other Comprehensive Income (loss) Before
                  Taxes                                                683                (2,117)

                  Income Tax Expense (Benefit) Related to
                  items of Other Comprehensive Income                  232                  (720)
                                                                      ----               -------

                  Other Comprehensive Income                           451                (1,397)
                                                                      ----               -------

                  Comprehensive Income (Loss)                         $991               $(1,513)
                                                                      ====               =======

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

-------------------------------------------------------------------------------

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

The following table presents a summary of per share data and amounts for the period indicated:

                                                           Nine Months Ended                   Three Months Ended
                                                      --------------------------            ------------------------
                                                      Sept. 30,        Sept. 30,            Sept. 30,      Sept. 30,
                                                        2000             1999                 2000            1999
                                                      ---------        ---------            ---------      ---------
Basic:

Net income applicable to common stock                 $540,445          $(115,960)          $273,230       $(159,589)
                                                      ========          =========           ========       =========

Average common shares outstanding                      689,597            686,537           $689,678       $686,537
                                                      ========          =========           ========       =========

Basic net income per share                            $    .78          $    (.17)          $    .39       $    (.23)
                                                      ========          =========           ========       =========

Diluted:

Net income applicable to common stock                 $540,445          $(115,960)          $273,230       $(159,589)
                                                      ========          =========           ========       =========

Average common shares outstanding                      689,597                              $689,597       $ 686,537


Stock option adjustment                                  9,858             18,180           $  7,098       $  14,857
                                                      --------          ---------           --------       ---------

Diluted average common shares outstanding              699,455            704,717           $696,695       $ 701,394
                                                      ========          =========           ========       =========

Diluted net income per share                          $    .77          $    (.16)          $    .39       $    (.22)
                                                      ========          =========           ========       =========

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------


Part I.           FINANCIAL INFORMATION
-------           ---------------------

                  Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Harbor Bankshares Corporation earnings for the third quarter of 2000 were $273 thousand, an increase of $433 thousand compared to a loss of $160 thousand for the third quarter of 1999. The loss for 1999 was mainly due to allocations to the loan loss reserves which totaled $400 thousand for that quarter. Net interest income increased by $330 thousand or
                  19.7 percent, other non-interest income increased by $180 thousand or 49.8 percent, included in the non-interest income for the third quarter of 2000, is a $126 thousand award from the U.S. Treasury Department, resulting from the Corporation's investments in distressed areas of its market place. The reserve for possible loan losses allocations for the quarter was $90 thousand compared to $400 thousand for the prior year. Total non-interest expenses increased by $165 thousand or 8.8 percent. Salaries and benefits increased by $40 thousand or
                  4.8 percent as a result of salary increases and additional staff. Occupancy and equipment expenses showed a decrease of $19 thousand and $8 thousand respectively when compared to the same period for 1999. Other non- interest expenses increased by $152 thousand or 24.7 percent due to increased data processing cost and general increases in various expense categories.

                  Year-to-date earnings as of September 30, 2000, were $540 thousand or $.78 basic earnings per share, reflecting an increase of $.90 per share when compared to the nine months ending September 30,1999. Return on Average Assets (ROAA) and Return on Average Equity (ROAE) were.41 percent and 6.5 percent respectively.

                  Net interest income increased by $803 thousand or 16.6 percent over last year's third quarter. Interest on investment securities decreased by $352 thousand or 11.4 percent while interest and fees on loans increased by $1.5 million or 25.9 percent reflecting the growth in the loan portfolio, mainly in the commercial and commercial loans secured by real estate categories. Interest expense increased by $148 thousand or 3.4 percent. Interest expense in other time deposits increased by $106 thousand or 10.3 percent while interest on time deposits over $100 thousand decreased by $286 thousand or 34.0 percent. Interest on borrowed funds increased by $205 thousand. Included in the total interest expense is $214 thousand of interest on the debt to the FDIC which was fully paid on August, 2000 and interest for the new long term borrowings of $2.0 million from the NCIF fund.

                  The provision for possible Loan Losses was $286 thousand for the nine months ended September 30, 2000, a decrease of $466 thousand when compared to the same period for 1999. Charge-offs as of the end of the third quarter totaled $324 thousand and recoveries $85 thousand.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

------------------------------------------------------------------------------


                  Non-interest income increased by $234 thousand or 21.5 percent. Service charges on deposit accounts increased by $205 thousand or 35.2 percent as a result of the continuos monitoring by management. Other fee income increased by $15 thousand or 3.8 percent. Included in the total non-interest income is a $126 thousand award from the U.S. Treasury Department. The 1999 non-interest income reflects a gain of $112 thousand from the sale of a property owned by the Bank. Fee income from the subsidiary of the Bank, Harbor Financial Services, was $74 thousand. Their operation as of September 30, 2000 had a net loss of $2 thousand. Non-interest expenses increased by $510 thousand or 9.5 percent. Salary and benefits increased by $167 thousand or 7.0 percent mainly due to increases and additional staff. Occupancy cost decreased by $5 thousand or .8 percent, furniture and equipment increased by $82 thousand or 15.8 percent reflecting the depreciation expense for the purchases and upgrades related to Y2K. Data processing cost increased by $53 thousand or 10.4 percent as a result of the cost related to new services offered to customers. Goodwill amortization at $248 remained the same as the previous year. Other expenses increased by $222 thousand or 21.6 percent basically due to the cost of expansions, loan collections cost and general growth in other areas of the bank.

                  As of September 30, 2000, total deposits were $159.1 million, reflecting a decrease of $6.4 million when compared to December 31, 1999. Non-interest bearing transaction accounts increased by $4.7 million or 30.2 percent. Interest bearing transactions accounts increased by $4.9 million or 15.3 percent while saving accounts decreased by $20.1 million reflecting fluctuations in the Money Market category as a result of certain escrow deposits withdrawals. Time Deposits increased by $4.1 million mainly reflected in the Time Deposits over $100 thousand which increased by $3.7 million or
                  19.3 percent. Net loans increased by $7.1million or 7.0 percent reflected mainly in the commercial and commercial loans secured by real estate categories. There were $9.0 million of borrowed funds as of September 30, 2000 from the Federal Home Loan Bank of Atlanta. Long term borrowings totaled $2.0 million representing a note from The National Community Investment Fund at a fixed rate of 7.0 percent, due July 1, 2012. This note was used to replace the indebtness to the Federal Deposit Insurance Corporation which totaled $3.9 million as of year end 1999. This note was paid in its entirety during August 2000.

                  Shareholder's equity increased by $1.2 million or 16.4 percent, earnings of $540 thousand coupled with a decrease in the unrealized losses on the available for sale securities of $683 thousand were the main reasons for the increase. Primary and risk based capital for the corporation were 4.66 percent and 8.32 percent, respectively.

                  The corporation's stock is traded privately. During the first nine months of the year, a few trades were registered ranging from $17.00 to $15.75 per share.

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

                                    None

                  Item III.         Defaults Upon Senior Securities
                                    -------------------------------

                                    None

                  Item IV.          Submission of Matters to a Vote of Security
                                    -------------------------------------------
                                    Holders
                                    -------

                                    None

                  Item V.           Other Information
                                    -----------------

                                    None

                  Item VI.          Reports on Form 8-K
                                    -------------------

                                    The Company did not file any report on Form
                                    8-K for the period ending September 30,
                                    2000.

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

                                           HARBOR BANKSHARES CORPORATION


Date: 11/9/00                              /s/ Joseph Haskins, Jr.
      -------                              ------------------------------------
                                           Joseph Haskins, Jr.
                                           Chairman and Chief Executive Officer



Date: 11/8/00                              /s/ Teodoro J. Hernandez
      -------                              ------------------------------------
                                           Teodoro J. Hernandez
                                           Treasurer