Form 10KSB
period 2000-12-31
HARBOR BANKSHARES CORP
filed 2001-03-28
CIK 889608

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                [FEE REQUIRED]


                  For the fiscal year ended December 31, 2000


[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      [No Fee Required]

For the transition period from ________________ to _______________

Commission File Number:  0-20990
                         -------

                         HARBOR BANKSHARES CORPORATION
                         -----------------------------
            (Exact name of registrant as specified in its charter)


                  Maryland                                52-1786341
      -----------------------------------------------------------------------

      (State or other jurisdiction of            (IRS Employer Identification
               incorporation)                              Number)

           25 West Fayette Street                           21201
            Baltimore, Maryland
      -----------------------------------------------------------------------

      (Address of principal executive                     (Zip Code)
               offices)
      -----------------------------------------------------------------------

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

         Yes   XXX     No ____
             ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The number of shares outstanding of the issuer's classes of common stock as of December 31, 2000, were 656,455 shares and 33,333 non-voting shares with a par value of $0.01. (Note: This information is required as of the latest practical date.)

                         HARBOR BANKSHARES CORPORATION

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      SECURITIES AND EXCHANGE COMMISSION
                                  FORM 10-KSB

Table of Contents
-----------------

PART I.....................................................................................................   -2-

Item 1.  Business..........................................................................................   -2-

The Harbor Bank of Maryland................................................................................   -2-

Competition................................................................................................   -3-

Supervision and Regulation.................................................................................   -3-

Governmental Monetary Policies and Economic Controls.......................................................   -3-

Employees..................................................................................................   -4-

Executive Officers.........................................................................................   -4-

Statistical Information....................................................................................   -4-

Item 2.  Properties........................................................................................   -4-

Item 3.  Legal Proceedings.................................................................................   -5-

Item 4.  Submission of Matters to a Vote of Security Holders...............................................   -5-

PART II....................................................................................................   -5-

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.............................   -5-

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............   -5-

Item 7.  Financial Statements..............................................................................   -5-

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..............   -5-

PART III...................................................................................................   -5-

Item 9.  Directors and Executive Officers of the Registrant................................................   -5-

Item 10. Executive Compensation............................................................................   -6-

Item 11. Security ownership of certain beneficial owners and management....................................   -6-

Item 12. Certain relationships and related transactions....................................................   -6-

PART IV...................................................................................................    -6-

Item 13.  Exhibits and Reports on Form 8-K................................................................    -6-

CONSOLIDATED AVERAGE STATEMENTS OF CONDITION AND RATIOS...................................................    -8-

CAPITAL SCHEDULE..........................................................................................    -9-

CONSOLIDATED STATEMENTS OF INCOME.........................................................................   -10-

AVERAGE RATES EARNED OR PAID FOR THE YEARS 2000, 1999 AND 1998............................................   -11-

Analysis of Changes in Net Interest Income................................................................   -12-

INTEREST VARIANCE ANALYSIS................................................................................   -12-

INVESTMENT SECURITIES.....................................................................................   -13-
         Maturity Distribution............................................................................   -13-
         Weighted Average Interest Rate at December 31, 2000..............................................   -13-
         Carrying amount and the market value at 2000 and 1999:...........................................   -13-

FIVE-YEAR LOAN DISTRIBUTION...............................................................................   -14-
         Five-Year Loan Distribution at December 31 (dollars in thousands)................................   -14-
         Five-Year Loan Distribution at December 31 (expressed as percentages)............................   -14-

SUMMARY OF LOAN LOSS EXPERIENCE...........................................................................   -15-

RISK ELEMENTS OF LOAN PORTFOLIO...........................................................................   -16-

NON-ACCRUAL LOANS AT DECEMBER 31, 2000 AND DECEMBER 31, 1999..............................................   -16-

Potential Problem Loans...................................................................................   -16-

MATURITY OF LOANS AS OF DECEMBER 31, 2000.................................................................   -17-

LOANS CLASSIFIED BY SENSITIVITY TO CHANGES IN INTEREST RATES..............................................   -17-

MATURITIES OF TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE OUTSTANDING AT DECEMBER 31, 2000 AND 1999..   -18-

LONG AND SHORT TERM BORROWINGS............................................................................   -18-

BORROWINGS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999.................................................   -18-

                                                   Harbor Bankshares Corporation


Documents Incorporated by Reference
-----------------------------------

         Portions of the Registrant's Annual Report to Stockholders for the year ended December 31,2000 and the Registrant's 2001 Proxy Statement are incorporated by reference into Parts I and II.

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

         The Harbor Bank of Maryland is a commercial bank headquartered in Baltimore, Maryland. The Bank conducts a general commercial and retail business. The Bank was opened on September 13, 1982 and was incorporated under the laws of the State of Maryland. During the second and third quarters of 1994, the Corporation, through its subsidiary, The Harbor Bank of Maryland acquired three
(3) branch locations from the Resolution Trust Corporation; two (2) located in Baltimore City, and one (1) located in Riverdale, Prince George's County. A new branch location was opened during December 1995 in Baltimore County, expanding the market area of the Bank. During May, 1997, The Harbor Bank of Maryland, opened a de novo Branch location in the East side of Baltimore City, on January 19, 1999, a de novo branch was opened in the West side of the City, creating a new market area for the Bank. During September 2000, a branch located in Baltimore City was closed. The closing of this facility will increase the profitability of the Bank.

         Harbor Financial Services, a company dealing with the sale of mutual funds, stocks, insurance etc., was established as a subsidiary of the Bank during May 1997, in order to compete with that expanding market. This subsidiary had a loss of $2 thousand during 2000.

         The Bank conducts general banking business in eight (7) locations and serves primarily the Baltimore Metropolitan area. It offers checking, savings and time deposits, commercial, real estate, personal, home improvement, automobile and other installment loans, credit cards and term loans. The Bank is also a member of a local and national ATM network. The retail nature of the Bank allows for full diversification of deposits and borrowers so it is not dependent upon a single or a few customers.

                                                   Harbor Bankshares Corporation


Competition
-----------

         The Corporation's only subsidiary, The Harbor Bank of Maryland, competes with virtually all banks and savings institutions, which offer services in its market area. The Bank directly competes with branches of most of the State's largest banks, each of which has greater financial and other resources to conduct large advertising campaigns and to allocate their investment assets to regions of higher yield and demand. To attract business in this competitive environment, the Bank relies heavily on local promotional activities and personal contact by its officers and directors and by its ability to provide personalized services.

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

         In accordance with Federal Reserve regulation, the Bank is limited as to the amount it may loan affiliates, including the Corporation, unless such loans are collateralize by specific obligations. Additionally, banking law limits the amount of dividends that a bank can pay without prior approval from bank regulators.

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

Employees
---------

         At December 31, 2000, Harbor Bankshares Corporation and its subsidiary employed 87 individuals, of which 26 were officers and 61 were full-time employees.

Executive Officers
------------------

         Information concerning executive officers of the Corporation is listed below:

         Executive Officers         Age       Position


         Joseph Haskins, Jr.        53        Chairman, President and Chief
                                              Executive Officer of the Bank and
                                              Corporation

         John Paterakis             72        Chairman of the Executive
                                              Committee of the Corporation and
                                              the Bank

         Teodoro J. Hernandez       55        Treasurer of the Corporation and
                                              Senior Vice President and Cashier
                                              of the Bank

         George F. Vaeth, Jr.       67        Secretary of the Corporation and
                                              the Bank

Statistical Information
-----------------------

         The statistical information required in this section is incorporated herein by reference from the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 and from pages 8 through 18 of this form 10-KSB.

Item 2.  Properties
-------------------

         The Corporation's Headquarters is located at 25 West Fayette Street, Baltimore, Maryland 21201. The lease agreement for this location is approximately 12,777 square feet with a term of ten (10) years, and a renewable option of five (5) years.

         The Bank also maintains another six (6) leased branch offices; four (3) located in Baltimore City, one (1) located in Prince George's County, Maryland and two (2) located in Baltimore County, Maryland.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None

PART II
-------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

         Information listed under "Shareholder Information" in the Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference with respect to prices for the Registrant's common stock and the dividends paid thereon. The number of Shareholders of Record as of December 31, 2000 was 718.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

         Information required by this item is incorporated by reference from information appearing under the caption, "Corporate Financial Review" appearing on pages 1 through 11 of the Management Discussion and Analysis section of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000, and from pages 8 through 18 of this Form 10-KSB.

Item 7.  Financial Statements
-----------------------------

         Information required by Item 7 is incorporated by reference from information appearing on pages 1 through 22 in the Audited Consolidated Financial Statements section of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000.

Item 8.  Changes In and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

         None

PART III
--------

Item 9.  Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         Information required by this item is incorporated by reference from information appearing under the caption, "Election of Directors" on pages 2 to 6 of the Registrant's 2001 Proxy statement and page 4 of this report under the caption of "Executive Officers" of the Registrant.

                                                   Harbor Bankshares Corporation


Item 10.  Executive Compensation
--------------------------------

         Information required by this item is incorporated by reference from information appearing under the caption "Executive Compensation" on pages 7 and 8 of the Registrant's 2001 Proxy Statement.

Item 11.  Security ownership of certain beneficial owners and management
------------------------------------------------------------------------

         Information required by Item 11 is incorporated by reference from information appearing on pages 2 to 6 of the Registrant's 2001 Proxy Statement, under the caption of "Election of Directors" of the Registrant.

Item 12.  Certain relationships and related transactions
--------------------------------------------------------

         The information required by Item 12 is incorporated by reference from
Note 6 on page 16 in the Audited Consolidated Financial Statements section of the Registrant's Annual Report to Shareholders.

PART IV
-------

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)      Exhibits

         (1) The following consolidated financial statements of the Registrant and its subsidiary, included in the Annual Report to Stockholders for the year ended December 31, 2000, are incorporated herein by reference in Item 8:

         Consolidated Statements of Condition
                  As of December 31, 2000 and 1999

         Consolidated Statements of Income
                  Years ended December 31, 2000 and 1999

         Consolidated Statements of Changes in Stockholders' Equity
                  Years ended December 31, 2000 and 1999

         Consolidated Statements of Cash Flows
                  Years ended December 31, 2000 and 1999

         Notes to Consolidated Financial Statements

         Report of Stegman & Company, Independent Auditors.

         Harbor Bankshares Corporation 2001 Proxy Statement

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

                                                   Harbor Bankshares Corporation


            CONSOLIDATED AVERAGE STATEMENTS OF CONDITION AND RATIOS
                            (dollars in thousands)


Year ended December 31,
                                                                             2000             1999             1998
                                                                             ----             ----             ----
ASSETS
U.S. Treasury Securities
U.S. Government Agencies                                                $  54,733        $  62,267        $  36,970
Interest-Bearing Deposits with Other Banks                                    546              654            2,235
FHLB Stock and Other Securities                                               528              554              514
Federal Funds Sold                                                          2,492            7,881           12,870
                                                                        ---------        ---------        ---------
                                                                           58,299           71,356           52,589
Loans
-----
Commercial Loans                                                           30,094           21,884           14,053
Real Estate Mortgages                                                      72,703           62,114           63,005
Consumer Loans                                                              5,063            3,341            3,444
                                                                        ---------        ---------        ---------
Loans Net of Unearned Income                                              107,860           87,339           80,502
                                                                        ---------        ---------        ---------
Total Earning Assets                                                      166,159          158,695          133,091
Allowance for Possible Losses                                               (724)            (660)            (682)
Other Assets                                                                9,471           12,604           12,550
                                                                        ---------        ---------        ---------
         TOTAL ASSETS                                                   $ 174,906        $ 170,639        $ 144,959
                                                                        =========        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Non-Interest Bearing Deposits                                           $  19,326        $  14,744        $  12,402
Interest-Bearing Transaction Accounts                                      33,658           32,225           25,282
Savings                                                                    58,134           59,349           37,559
Time - $100,000 or more                                                    17,098           19,653           22,170
Other Time                                                                 30,165           28,736           30,313
                                                                        ---------        ---------        ---------
         TOTAL Deposits                                                   158,381          154,707          127,726
                                                                        ---------         --------        ---------
Other Borrowed Money                                                        4,547              800               --
Notes payable                                                               3,202            4,889            5,796
Other Liabilities                                                             742              961              911
                                                                       ----------       ----------        ---------
         TOTAL Liabilities                                                166,782          161,357          134,433
SHAREHOLDERS' EQUITY                                                        8,034            9,282           10,526
                                                                        ---------        ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 174,906        $ 170,639        $ 144,959
                                                                        =========        =========        =========

RATIOS
Average Equity to Average Total Assets                                       4.59%           5.440%            7.26%
Return on Assets                                                              .32%              --              .50%
Return on Equity                                                             7.03%              --             6.86%
Dividend Payout Ratio                                                          --            117.0%            23.4%

                                                   Harbor Bankshares Corporation


CAPITAL SCHEDULE

         Risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. Harbor Bankshares Corporation had total consolidated assets of $184 million at December 31, 2000. Disclosed below are the capital ratios of the Corporation:


                                   Harbor Bankshares    Regulatory Requirements
                                   -----------------    -----------------------
                                     Corporation
                                     -----------

Primary Capital                         4.9%                    4.0%

Risk-Based Capital                      7.8%                    8.0%

                                                   Harbor Bankshares Corporation


                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share data)


                                                                        2000         1999               1998
                                                                        ----         ----               ----
Year ended December 31,
INTEREST AND FEES ON LOANS
Commercial Loans                                                    $  2,958     $  1,996           $  1,326
Real Estate Mortgages                                                  6,288        5,503              6,009
Consumer Loans                                                           586          408                407
                                                                    --------     --------           --------
TOTAL Interest and Fees on Loans(1)                                    9,832        7,907              7,742
Interest on Taxable Investment Securities                              3,659        4,008              2,513
Interest on Other Investments(2)                                          31           38                126
Interest on Federal Funds Sold                                           143          389                702
                                                                    --------     --------           --------
TOTAL Interest Income                                                 13,665       12,342             11,083
INTEREST EXPENSE
Savings                                                                2,269        2,060              1,266
Interest-Bearing Transaction Accounts                                    871          918                798
Time - $100,000 or more                                                  885        1,014              1,241
Other Time                                                             1,615        1,390              1,541
Other Borrowed Money                                                     310           40                 --
Interest on Notes Payable                                                249          296                297
                                                                    --------     --------           --------
TOTAL Interest Expense                                                 6,199        5,718              5,143
Net Interest Income                                                    7,466        6,624              5,940
Provision for Possible Credit Losses                                     346          803                213
                                                                    --------     --------           --------
Net Interest Income After Provision for Possible                       7,120        5,821              5,727
Credit Losses
Other Income                                                           1,841        1,470              1,276
Investment Security Gains                                                 --           --                 26
Other Expenses                                                         8,109        7,285              5,984
                                                                    --------     --------           --------
Income Before Taxes                                                      852            6              1,045
Applicable Income Tax                                                    287            5                317
                                                                    --------     --------           --------
NET INCOME                                                          $    565     $      1           $    728
                                                                    ========     ========           ========

PER COMMON SHARE
         NET INCOME - BASIC                                         $    .82     $     --           $   1.06
                                                                    ========     ========           ========
         Dividends per Share                                        $     --     $    .25           $    .25
                                                                    ========     ========           ========

NOTES ON CONSOLIDATED STATEMENTS OF INCOME:

(1) Loan fees, which are included in Interest Income, were $577 in 2000, $387 in 1999, $262 in 1998.
(2)  Certificates of Deposit with other financial institutions.

                                                   Harbor Bankshares Corporation


        AVERAGE RATES EARNED OR PAID FOR THE YEARS 2000, 1999 AND 1998

Years ended December 31,                                                  2000             1999               1998
                                                                          ----             ----               ----
         Commercial Loans                                               9.82%              9.12%              9.44%
         Real Estate Mortgages                                          8.65%              8.86%              9.54%
         Consumer Loans                                                11.57%             12.21%             11.82%
         Taxable Investment Securities                                  6.62%              6.37%              6.69%
         Other Investments(1)                                           5.68%              5.81%              5.59%
         Federal Funds Sold                                             5.73%              4.93%              5.45%
              TOTAL Earning Assets                                      8.22%              7.78%              8.33%

AVERAGE RATES PAID
         Interest Bearing Transaction Accounts                          2.59%              2.85%              3.16%
         Savings                                                        3.90%              3.47%              3.38%
         Time - $100,000 or more                                        5.18%              5.16%              5.59%
         Other Time                                                     5.35%              4.83%              5.08%
         Other Borrowed Money                                           6.82%              5.00%                --
         Notes Payable                                                  7.77%              6.05%              5.12%
         TOTAL Interest Bearing Deposits                                3.73%              3.93%              4.25%
         NET YIELD ON EARNING ASSETS                                    4.49%              3.85%              4.08%

(1)    Certificates of Deposit with other financial institutions.

                                                   Harbor Bankshares Corporation


Analysis of Changes in Net Interest Income
------------------------------------------

                          INTEREST VARIANCE ANALYSIS
                          --------------------------
                               (in thousands)



                                            2000 COMPARED TO 1999                         1999 COMPARED TO 1998
                                         Increase (Decrease) due to:                   Increase (Decrease) due to:
                                   ------------------------------------------------------------------------------------
                                     Volume          Rate           Net           Volume           Rate            Net
                                     ------          ----           ---           ------           ----            ---
INTEREST INCOME

Loans                               $ 1,858        $   67         $ 1,925        $   658          $ (493)       $   165

Investment Securities                  (483)          133            (350)         1,698            (204)         1,494

Federal Funds Sold                     (266)           20            (246)          (272)            (41)          (313)

Other Interest Bearing Assets (1)        --            (6)             (6)           (87)             --            (87)
                                    -------        ------         -------        -------          ------        -------

TOTAL Interest Income               $ 1,109        $  214         $ 1,323        $ 1,997          $ (738)       $ 1,259
                                    =======        ======         =======        =======          ======        =======

INTEREST EXPENSE

Interest-Bearing Transaction
Accounts                            $    41        $  (88)        $   (47)       $   219          $  (99)       $   120

Savings                                 (42)          251             209            736              58            794

Time - $100,000 or more                (132)            3            (129)          (141)            (86)          (227)

Other Time                               69           156             225            (80)            (71)          (151)

Short -Term Borrowings                  187            83             270             40              --             40

Notes Payable                          (102)           55             (47)           (46)             45             (1)
                                    -------        ------         -------        -------          ------        -------

TOTAL Interest Expense              $    21        $  460         $   481        $   728          $ (153)       $   575
                                    =======        ======         =======        =======          ======        =======

NET INTEREST INCOME                 $ 1,088        $ (246)        $   842        $ 1,269          $ (585)       $   684
                                    =======        ======         =======        =======          ======        =======


Note: Loan fees, which were included in interest income were $577 in 2000, $387 in 1999, and $262 in 1998. A change in Rate/Volume has been allocated to the change in rate.

(1)  Certificates of Deposit with other financial institutions.

                                                   Harbor Bankshares Corporation



                 INVESTMENT SECURITIES (dollars in thousands)
                 ---------------------


Maturity Distribution
---------------------

                                                                       U.S.             Other              TOTAL
                                                                 Government        Securities
                                                                   Agencies
Maturing Within One Year                                           $     --         $      --            $    --

Maturing After One But Within                                         1,987                --              1,987
Five Years

Maturing After Five But Within                                           --                --
Ten Years

Maturing After Ten Years                                             52,630               627             53,257
                                                                   --------         ---------            -------
TOTAL                                                              $ 54,617         $     627            $55,244
                                                                   ========         =========            =======

Weighted Average Interest Rate at December 31, 2000
---------------------------------------------------

                                         U.S. Treasury      U.S. Government               Other              TOTAL
                                         -------------      ---------------               -----              -----
                                                                   Agencies          Securities
                                                                   --------          ----------
Maturing Within One Year                           --                    --                  --                 --

Maturing After One But Within                      --                  6.00%                 --               6.00%
Five Years

Maturing After Five But Within                     --                    --                  --                 --
Ten Years

Maturing After Ten Years                           --                  6.64%               7.50%              6.68%
                                                 ----                  ----                ----               ----

TOTAL                                              --                  6.61%               7.50%              6.65%
                                                 ====                  ====                ====               ====


Carrying amount and the market value at 2000 and 1999:
-----------------------------------------------------

                                              2000                            1999                          1998
                                   -----------------------------------------------------------------------------------------
                                   Amortized            Market     Amortized        Market       Amortized          Market
                                   ---------            ------     ---------        ------       ---------          ------
                                     Cost                            Cost                           Cost
                                     ----                            ----                           ----
U.S. Government Agency              $ 56,238          $ 54,617      $ 49,774       $ 49,774        $ 71,768        $ 71,763
Other Securities                         627               627           574            574             485             485
                                    --------          --------      --------       --------        --------        --------
TOTAL                               $ 56,865            55,244      $ 50,348       $ 50,348        $ 72,253        $ 72,248
                                    ========          ========      ========       ========        ========        ========

                                                   Harbor Bankshares Corporation


                          FIVE-YEAR LOAN DISTRIBUTION
                          ---------------------------


Five-Year Loan Distribution at December 31 (dollars in thousands)
-----------------------------------------------------------------

                                       2000              1999              1998              1997              1996
                                       ----              ----              ----              ----              ----
    Commercial Loans              $  33,515         $  32,582          $ 20,710           $ 9,041          $  9,612

    Real Estate Loans                70,596            66,336            61,705            65,461            72,017

    Consumer Loans                    8,287             3,583             3,382             3,768             3,713
                                  ---------         ---------          --------          --------          --------
        TOTAL                     $ 112,398         $ 102,501          $ 85,797          $ 78,270          $ 85,342
                                  =========         =========          ========          ========          ========


Five-Year Loan Distribution at December 31 (expressed as percentages)
---------------------------------------------------------------------

                                       2000              1999              1998              1997              1996
                                       ----              ----              ----              ----              ----
    Commercial Loans                  29.82%            31.78%            24.14%            11.55%            11.26%

    Real Estate Loans                 62.80%            64.72%            71.92%            83.64%            84.39%

    Consumer Loans                     7.38%             3.50%             3.94%             4.81%             4.35%
                                  ---------         ---------          --------          --------          ---------
        TOTAL                         100.0%            100.0%            100.0%            100.0%            100.0%
                                  =========         =========          ========          ========          ========

                                                   Harbor Bankshares Corporation


                        SUMMARY OF LOAN LOSS EXPERIENCE
                        -------------------------------
                            (dollars in thousands)

Year ended December 31,                                   2000           1999           1998           1997            1996
                                                          ----           ----           ----           ----            ----
Balance at Beginning of Period                       $     678       $    699       $    654       $    889        $    817
                                                     ---------       --------       --------       --------        --------
Loans Charged Off:
     Commercial Loans                                      228            291             --             58              14
     Real Estate Mortgages                                  73            395             54             95               5
     Consumer Loans                                        103            239            149            160              34
                                                     ---------       --------       --------       --------        --------
     TOTAL Loans Charged Off                               404            925            203            313              53
                                                     ---------       --------       --------       --------        --------

Recoveries of Loans:
      Commercial Loans                                      69             40             --              1              57
      Real Estate Mortgages                                 16             26              3             --              --
      Consumer Loans                                        27             35             32              5               8
                                                     ---------       --------       --------       --------        --------
      TOTAL Loans Recovered                                112            101             35              6              65
                                                     ---------       --------       --------       --------        --------

Net Loans Charged Off                                      292            824            168            307             (12)
                                                     ---------       --------       --------       --------        --------

Provisions Charged to Operations                           346            803            213             72              60
                                                     ---------       --------       --------       --------        --------

Balance at End of Period                             $     732       $    678       $    699       $    654        $    889
                                                     =========       ========       ========       ========        ========

Daily Average Amount of Loans                        $ 107,860       $ 87,399       $ 80,502       $ 82,432        $ 81,158
                                                     =========       ========       ========       ========        ========

Allowance for Possible Loan                                .65%           .66%           .81%           .83%           1.04%
Losses to Loans Outstanding                          =========      =========       ========       ========        ========

Net Charge Offs to Average Loans                           .27%           .94%           .21%           .37%           (.01%)
Outstanding                                          =========      =========       ========       ========        ========

                                                   Harbor Bankshares Corporation



                        RISK ELEMENTS OF LOAN PORTFOLIO
                        -------------------------------
                                (in thousands)


    December 31                           2000             1999              1998              1997              1996
                                          ----             ----              ----              ----              ----
     Non-Accrual Loans                   $ 271          $ 1,003           $ 1,107            $  770             $ 284
     Accruing Loans Past Due 90              6               47               547             1,948               276
     Days or more
     Restructured Loans                   none             none              none              none              none
                                         =====          =======           =======            ======             =====


NON-ACCRUAL LOANS AT DECEMBER 31, 2000 AND DECEMBER 31, 1999
-------------------------------------------------------------

                                                                                2000              1999
                                                                                ----              ----
          Interest Income that Would Have Been Recorded Under                  $ 104             $ 135
                                                                               -----             -----
          Original Terms
          Interest Income Recorded during the Period                           $  --             $  --
                                                                               -----             -----

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

Potential Problem Loans
-----------------------

      At December 31, 2000, the Corporation had $821 thousand of impaired loans for which the borrowers were experiencing financial difficulties. Those loans are subject to constant management attention and their classification is reviewed monthly.

      As of December 31, 2000, 62.8% of the Corporation's loan portfolio was secured by real estate properties.

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

      Management allocates the reserve for possible loan losses by type of loan based on the experience method and actual potential losses. Both performing and non-performing loans are also reviewed periodically to identify high risk assets and their potential impact upon the reserve. Based on all information known to date, management does not expect net losses as a percentage of average loans in 2001 to exceed the 2000 levels.

                                                   Harbor Bankshares Corporation


MATURITY OF LOANS AS OF DECEMBER 31, 2000
-----------------------------------------

                                           Commercial           Real Estate            Consumer               TOTAL
                                                Loans                 Loans               Loans
     Maturing Within One Year                $ 22,616              $  7,248             $ 2,574              $ 32,438
     Maturing After One Year But                5,570                 3,476               5,713              $ 14,759
     Within Five Years
     Maturing After Five Years                  5,329                59,872                  --              $ 65,201
                                             --------              --------             -------              --------
     TOTAL                                   $ 33,515              $ 70,596             $ 8,287             $ 112,398
                                             ========              ========             =======             =========

LOANS CLASSIFIED BY SENSITIVITY TO CHANGES IN INTEREST RATES
------------------------------------------------------------

                                                  Fixed Interest       Adjustable Interest                   TOTAL
                                                      Rate Loans                Rate Loans                   -----
                                                  --------------       -------------------
     Maturing Within One Year                           $  6,668                  $ 30,546                 $ 37,214
     Maturing After One But Within Five Years             17,335                       544                   17,879
     Maturing After Five Years                            56,753                       552                   57,305
                                                        --------                  --------                 --------
     TOTAL                                              $ 80,756                  $ 31,642                 $112,398
                                                        ========                  ========                 ========

                                                   Harbor Bankshares Corporation


MATURITIES OF TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE OUTSTANDING AT
-----------------------------------------------------------------------------
DECEMBER 31, 2000 AND 1999
--------------------------

                                             2000              1999
                                             ----              ----

               Three months or less      $  6,447          $  6,733

               Three to six months          2,297             3,298

               Six to twelve months         8,246             4,200

               Over twelve months          12,508             4,766
                                         --------          --------

               TOTAL                     $ 29,498          $ 18,997
                                         ========          ========


LONG AND SHORT TERM BORROWINGS
------------------------------

     Short term borrowings consist of borrowings from the FHLB. These borrowings re-price daily, have maturities of one year or less and may be prepaid without penalty. Long term borrowings for the year 2000 consist of a note payable due July 1, 2012 at a fixed rate of 7.0% with interest payment only from August 2000 to August 2002 and equal principal and interest payments from August 2002 to July 12, 2012. For the year 1999, long term borrowings consisted of a note due July 10, 2000 with interest payable quarterly indexed to the 13 week U.S. Treasury Bill rate.

BORROWINGS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
---------------------------------------------------------
(dollars in thousands)

                                                                         2000             1999
                                                                         ----             ----
     Amount outstanding at period-end:
           Long-term debt                                              $ 2,000          $ 3,983
           Short-term borrowings                                       $ 2,000               --

     Average outstanding:
           Long-term debt                                              $ 3,202          $ 4,889
           Short-term borrowings                                         4,547              800

     Weighted average interest rate during the period:
           Long-term debt                                                 7.77%            6.05%
           Short-term borrowings                                          6.81%            5.00%

                                                   Harbor Bankshares Corporation



           Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           HARBOR BANKSHARES CORPORATION

By:        /s/ Teodoro J. Hernandez
           --------------------------------------------------
Title:         Treasurer
           --------------------------------------------------
Date:          3/26/2001
           --------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, and in the capacities, and on the dates indicated:

By:        /s/ Joseph Haskins, Jr
           --------------------------------------------------
Title:         Chairman President & CEO
           --------------------------------------------------
Date:          3/26/2001
           --------------------------------------------------


By:        /s/ Delores Y. Kelley
           --------------------------------------------------
Title:         Director
           --------------------------------------------------
Date:          3/26/2001
           --------------------------------------------------


By:        /s/ John Paterakis
           --------------------------------------------------
Title:         Director
           --------------------------------------------------
Date:          3/26/2001
           --------------------------------------------------


By:        /s/ George F. Varth, Jr
           --------------------------------------------------
Title:         Secretary / Director
           --------------------------------------------------
Date:          3/26/2001
           --------------------------------------------------

                                                   Harbor Bankshares Corporation



By:        /s/ James H. DeGraffenreidt, Jr
           --------------------------------------------------
Title:         Director
           --------------------------------------------------
Date:          3/26/2001
           --------------------------------------------------



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



By:        __________________________________________________

Title:     __________________________________________________

Date:      __________________________________________________

                         HARBOR BANKSHARES CORPORATION
                               AND SUBSIDIARIES

                              REPORT ON AUDITS OF
                             FINANCIAL STATEMENTS

                              FOR THE YEARS ENDED
                          DECEMBER 31, 2000 AND 1999

                               TABLE OF CONTENTS



INDEPENDENT AUDITORS' REPORT



CONSOLIDATED FINANCIAL STATEMENTS                                Page
                                                                 ----


      Balance Sheets                                             1 - 2


      Statements of Income                                         3


      Statements of Changes in Stockholders' Equity                4


      Statements of Cash Flows                                   5 - 6


      Statements of Comprehensive Income (Loss)                    7



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       8 - 25

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Harbor Bankshares Corporation
Baltimore, Maryland


      We have audited the accompanying consolidated balance sheets of Harbor Bankshares Corporation and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity, cash flows and comprehensive income for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the accompanying consolidated balance sheets as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity, cash flows and comprehensive income for the years then ended present fairly, in all material respects, the financial position of Harbor Bankshares Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



Baltimore, Maryland
January 12, 2001

                HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999

                                    ASSETS

                                                          2000           1999
                                                      ------------   ------------

Cash and due from banks                               $  5,223,521   $  6,233,248

Federal funds sold                                               -      9,739,780

Interest bearing deposits in other banks                   641,354        552,730

Investment securities:
 Held to maturity at amortized cost (fair value of
  $27,268 in 2000 and $19,999 in 1999)                      27,268         19,999
 Available for sale - at fair value                     55,243,679     50,327,931
                                                      ------------   ------------
                                                        55,270,947     50,347,930
                                                      ------------   ------------
Loans                                                  112,397,881    102,501,092

Allowance for loan losses                                 (732,636)      (678,567)
                                                      ------------   ------------

     Net loans                                         111,665,245    101,822,525
                                                      ------------   ------------

Property and equipment, net                              1,346,375      1,615,559

Goodwill, net                                            2,837,498      3,168,770

Accrued interest receivable                              1,772,029      1,533,990

Cash surrender value of life insurance                   3,312,067              -

Deferred income taxes                                      826,439      1,839,036

Other assets                                             1,621,298        764,405
                                                      ------------   ------------

     TOTAL ASSETS                                     $184,516,773   $177,617,973
                                                      ============   ============

See accompanying notes.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      2000           1999
                                                  ------------   ------------
LIABILITIES:
 Deposits:
  Noninterest bearing demand                      $ 18,882,984   $ 15,594,690
  Interest bearing transaction accounts             37,149,255     32,070,102
  Savings                                           55,747,951     71,913,068
  Time, $100,000 or more                            29,498,290     18,997,420
  Other time                                        28,003,244     26,965,233
                                                  ------------   ------------
     Total deposits                                169,281,724    165,540,513
 Short-term borrowings                               2,000,000              -
 Long-term debt                                      2,000,000      3,982,547
 Accrued interest payable                              741,610        449,799
 Other liabilities                                     247,362        181,248
                                                  ------------   ------------

     Total liabilities                             174,270,696    170,154,107
                                                  ------------   ------------

STOCKHOLDERS' EQUITY:
 Common stock (par value $0.01):
  Authorized 10,000,000 shares; issued 689,788
   and 689,577 at December 31, 2000 and 1999,
   including 33,333 common non-voting,
   respectively                                          6,897          6,895
 Capital surplus                                     6,500,537      6,497,416
 Retained earnings                                   4,808,669      4,243,825
 Accumulated other comprehensive loss               (1,070,026)    (3,284,270)
                                                  ------------   ------------

     Total stockholders' equity                     10,246,077      7,463,866
                                                  ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                      $184,516,773   $177,617,973
                                                  ============   ============

                HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                             2000         1999
                                          -----------  -----------
INTEREST INCOME:
 Interest and fees on loans               $ 9,831,611  $ 7,906,795
 Interest on investments - taxable          3,658,682    4,007,950
 Interest on deposits in other banks           31,695       38,294
 Interest on federal funds sold               143,112      389,193
                                          -----------  -----------
     Total interest income                 13,665,100   12,342,232
                                          -----------  -----------
INTEREST EXPENSE:
 Interest bearing transaction accounts        871,410      917,933
 Savings                                    2,269,251    2,059,447
 Time, $100,000 or more                       884,843    1,014,091
 Other time                                 1,614,471    1,390,490
 Notes payable                                249,438      296,172
 Interest on short-term borrowings            309,547       40,141
                                          -----------  -----------

   Total interest expense                   6,198,960    5,718,274
                                          -----------  -----------

NET INTEREST INCOME                         7,466,140    6,623,958

PROVISION FOR LOAN LOSSES                     346,000      803,000
                                          -----------  -----------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                            7,120,140    5,820,958
                                          -----------  -----------

NONINTEREST INCOME:
 Service charges on deposit accounts        1,068,529      845,728
 Other service charges                        587,749      458,088
 Gain on sale of real estate                        -      112,000
 Gain on sales of loans                        10,951        6,846
 Other income                                   1,495       15,885
 Awards and grants                            126,690            -
 Originated mortgage servicing rights          46,163       31,781
                                          -----------  -----------

   Total noninterest income                 1,841,577    1,470,328
                                          -----------  -----------

NONINTEREST EXPENSES:
 Salaries and employee benefits             3,622,265    3,220,083
 Occupancy expense of premises                808,878      831,238
 Equipment expense                            802,427      728,676
 Data processing fees                         791,326      679,124
 Professional fees                            387,894      199,466
 Goodwill amortization                        331,272      331,272
 Other expenses                             1,365,401    1,294,590
                                          -----------  -----------

   Total noninterest expense                8,109,463    7,284,449
                                          -----------  -----------

INCOME BEFORE INCOME TAXES                    852,254        6,837

APPLICABLE INCOME TAXES                       287,410        5,370
                                          -----------  -----------

NET INCOME                                $   564,844  $     1,467
                                          ===========  ===========

BASIC EARNINGS PER SHARE                         $.82  $         -
                                          ===========  ===========

DILUTED EARNINGS PER SHARE                       $.80         $  -
                                                 ====         ====

See accompanying notes.

                HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                             Accumu-
                                                                              lated
                                                                              Other
                                                                             Compre-
                                                                             hensive         Total
                                          Common   Capital     Retained       Income     Stockholders'
                                          Stock    Surplus     Earnings       (Loss)         Equity
                                          ------  ----------  -----------  ------------  --------------
Balance at January 1, 1999                $6,852  $6,447,458  $4,413,992   $  (199,753)    $10,668,549
 Net income for the year                       -           -       1,467             -           1,467
 Unrealized losses on debt securities,
  net of related income taxes                  -           -           -    (3,084,517)     (3,084,517)
 Exercise of stock options                    30      24,971           -             -          25,001
 Proceeds from sale of  treasury stock        13      24,987           -             -          25,000
 Cash dividends - $.25 per share               -           -    (171,634)            -        (171,634)
                                          ------  ----------  ----------   -----------     -----------

Balance at December 31, 1999               6,895   6,497,416   4,243,825    (3,284,270)      7,463,866

 Net income for the year                       -           -     564,844             -         564,844
 Unrealized gains on debt securities,
  net of related income taxes                  -           -           -     2,214,244       2,214,244
 Exercise of stock options                     2       3,121           -             -           3,123
                                          ------  ----------  ----------   -----------     -----------

Balance at December 31, 2000              $6,897  $6,500,537  $4,808,669   $(1,070,026)    $10,246,077
                                          ======  ==========  ==========   ===========     ===========

See accompanying notes.

                HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                               2000           1999
                                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                $    564,844   $      1,467
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                                 997,939        957,267
  Provision for loan losses                                                     346,000        803,000
  Deferred income taxes                                                        (128,074)        29,563
  Provision for foreclosed real estate                                                -        218,987
  Increase in cash surrender value of life insurance                            (51,024)             -
  Gains on sales of loans                                                       (10,951)        (6,846)
  Gain on sale of real estate                                                         -       (112,000)
  Origination of loans held for sale                                         (2,581,847)    (7,799,310)
  Proceeds from sales of loans held for sale                                  2,592,798      7,806,158
  Increase in accrued interest receivable and other assets                   (1,274,761)      (854,078)
  Increase (decrease) in accrued interest payable and other liabilities         357,925       (145,219)
                                                                           ------------   ------------

   Net cash provided by operating activities                                    812,849        898,989
                                                                           ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (increase) decrease in deposits at other banks                             (88,624)       502,299
 Purchases of investment securities held to maturity                             (7,629)             -
 Purchases of investment securities available for sale                       (1,684,952)    (5,000,000)
 Proceeds from maturities of investment securities held to maturity              63,000              -
 Proceeds from sales, maturities and principal payments
  of investment securities available for sale                                    61,479     17,238,000
 Proceeds from called securities held to maturity                                     -      5,000,000
 Investment in life insurance policies                                       (3,261,043)             -
 Net increase in loans                                                      (10,267,954)   (16,697,982)
 Proceeds from sales of foreclosed real estate                                  259,063        630,027
 Purchase of real estate owned                                                        -       (427,946)
 Purchases of property and equipment - net                                     (397,483)      (723,246)
                                                                           ------------   ------------

     Net cash (used) provided by investing activities                       (15,324,143)       521,152
                                                                           ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits                                          3,741,211     (1,941,458)
 Proceeds from sale of common stock                                               3,123         50,000
 Proceeds from long-term debt                                                 2,000,000              -
 Repayment of long-term debt                                                 (3,982,547)    (1,813,000)
 Net increase in short-term borrowings                                        2,000,000              -
 Payments of cash dividends                                                           -       (171,634)
                                                                           ------------   ------------

     Net cash provided (used) by financing activities                         3,761,787     (3,876,092)
                                                                           ------------   ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                       (10,749,507)    (2,455,951)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               15,973,028     18,428,979
                                                                           ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $  5,223,521   $ 15,973,028
                                                                           ============   ============

Harbor Bankshares Corporation

For the Years ended December 31, 2000 and 1999

                                                          2000          1999
                                                      ------------  ------------
Supplemental disclosure of cash flows information:

 Cash paid for income taxes                           $   287,410   $      5,370
                                                      ===========   ============

 Cash paid for interest                               $ 5,907,149   $  6,800,331
                                                      ===========   ============


Supplemental disclosure noncash investing and financing activities:

 Conversion of loans receivable to real estate owned  $    79,234   $    138,378
                                                      ===========   ============

See accompanying notes.

                HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                      2000          1999
                                                  ------------  ------------
NET INCOME                                        $    564,844  $      1,467
                                                  ------------  ------------

OTHER COMPREHENSIVE INCOME (LOSS):
 Net unrealized gain (loss) on securities            3,354,915    (4,651,189)
 Related income tax effect                          (1,140,671)    1,566,672
                                                  ------------  ------------

 Other comprehensive income net of related
  income tax effect                                  2,214,244    (3,084,517)

  Less reclassification adjustment for gains
   included in net income, net of income taxes               -             -
                                                  ------------  ------------

OTHER COMPREHENSIVE INCOME (LOSS)                    2,214,244    (3,084,517)
                                                  ------------  ------------

NET COMPREHENSIVE INCOME (LOSS)                   $  2,779,088  $ (3,083,050)
                                                  ============  ============

See accompanying notes.

                HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


1. NATURE OF OPERATIONS

     Harbor Bankshares Corporation (the "Corporation") is a bank holding company organized under the laws of the State of Maryland in 1992. The Corporation owns all of the outstanding stock of the Harbor Bank of Maryland (the "Bank") which owns all of the outstanding stock of the Bank's subsidiary, Harbor Financial Services.

          The Bank is a commercial bank headquartered in Baltimore, Maryland. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank conducts general banking business in seven locations and primarily serves the Baltimore, Maryland metropolitan area. The Bank also has a branch in Riverdale, Prince George's County, Maryland. It offers checking, savings and time deposits, commercial real estate, personal, home improvement, automobile, and other installment and term loans. The Bank is also a member of a local and national ATM network. The retail nature of the Bank allows for diversification of depositors and borrowers so it is not dependent upon a single or a few customers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------

          The accompanying consolidated financial statements include the accounts of the Corporation and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany activity has been eliminated.

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

          Certain amounts for 1999 have been reclassified to conform to the current year presentation.

     Statement of Cash Flows
     -----------------------

          The Corporation has defined cash and cash equivalents in the statements of cash flows as those amounts included in the consolidated balance sheet captions "cash and due from banks" and "federal funds sold".

     Investment Securities
     ---------------------

          Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost.

          Securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately through accumulated other comprehensive income, net of tax.

          Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. The adjusted cost of specific securities sold is used to compute gains or losses on sales.

     Loans
     -----

          Loans are generally reported at the principal amount outstanding, net of unearned income. Loans held for sale or securitization are valued at the lower of carrying cost or fair value.

          Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs and unearned discounts are amortized as an adjustment to the yield over the term of the loan. Loan commitment fees are generally deferred and amortized into fee income on a straight-line basis over the commitment period. Other credit-related fees, including letter and line of credit fees and loan syndication fees, are recognized as fee income when earned.

          Commercial loans and leases and loans secured by real estate are designated as nonperforming when either principal or interest payments are 90 days or more past due, terms are renegotiated below market levels, or when an individual analysis of a borrower's creditworthiness indicates that a credit should be placed on nonperforming status, unless the loan or lease is sufficiently collateralized such that full repayment of both principal and interest is assured and is in the process of collection. When a loan is placed on nonperforming status, uncollected interest accrued in prior years is charged against the allowance for loan losses, while uncollected interest accrued in the current year is charged against interest income. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Commercial loans and leases and loans secured by real estate are generally charged off to the extent principal and interest due exceed the net realizable value of the collateral no later than when the loan become 180 days past due. Consumer loans are subject to mandatory charge-off at a specified delinquency date and are usually not classified as nonperforming prior to being charged off.

     Allowance for Loan Losses
     -------------------------

          The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic events in specific industries and geographical areas, and other pertinent factors including regulatory guidance and general economic conditions.

          Determination of the allowance is inherently subjective as its requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors. When loans are identified for sale, attributed loan loss allowance is reclassified as a direct reduction to the carrying value of the loans.

     Property and Equipment
     ----------------------

          Properties and equipment are stated at cost less accumulated depreciation and amortization. Buildings and equipment, including costs related to developing or obtaining software for internal use, are depreciated on a straight-line basis over their useful lives. Leasehold improvements are amortized over the lives of the leases. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the remaining life.

     Real Estate Owned
     -----------------

          Foreclosed real estate represents assets that have been acquired through foreclosure. These assets are recorded on the books of the Bank at the lower of cost or fair value less estimated costs to dispose and are included in other assets.

     Goodwill
     --------

          Goodwill represents the premium paid in excess of the fair value of assets and liabilities acquired in branch purchase transactions with the Resolution Trust Corporation (RTC). These premiums are being amortized on a straight line basis over 15 years. On a periodic basis, management reviews goodwill and other intangible assets to determine if events or changes in circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recorded. Amortization expense related to this goodwill was $331,272 for each of the two years ending December 31, 2000 and 1999.

     Loan Servicing
     --------------

          The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenue. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value.

          When participating interests in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting "excess servicing receivable" or "deferred servicing revenue" is amortized over the estimated life using a method approximating the interest method.

          Quoted market prices are not available for the excess servicing receivables. Thus, the excess servicing receivables and the amortization thereon are periodically evaluated in relation to estimated future servicing revenue, taking into consideration changes in interest rates, current repayment rates, and expected future cash flows. The Corporation evaluates the carrying value of the excess servicing receivables by estimating the future servicing income of the excess servicing receivables based on management's best estimate of remaining loan lives and discounted at the original discount rate.

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

     Earnings Per Share
     ------------------

          Basic net earnings per common share is computed by dividing net earnings applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options.

     Stock Based Compensation
     ------------------------

          The Corporation's stock-based compensation plan is accounted for based on the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock options is generally not recognized if the exercise price of the option equals or exceeds the fair market value of the stock on the date of grant.

     Advertising
     -----------

          Advertising costs are expensed as incurred. Advertising expense was $114,465 and $133,041 for the years ended December 31, 2000 and 1999, respectively.

2. RECENT ACCOUNTING PRONOUNCEMENTS

     Accounting for Derivative Instruments and Hedging Activities
     ------------------------------------------------------------

          Statement of Financial Accounting Standard ("SFAS"), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

       The Corporation plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. These statements should not have a material impact on the Corporation's results of operations.

   Accounting for Transfers and Servicing of Financial
   ---------------------------------------------------
     Assets and Extinguishments of Liabilities
     -----------------------------------------

       SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000 and replaces SFAS No. 125. The guidance in SFAS No. 140, while not changing most of the guidance originally issued in SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets.

       Certain provisions of the statement related to the recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for the Corporation for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001.

       Management believes the application of the new rules will not have a material impact on the Corporation's results of operations, financial position or liquidity.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

       SFAS No. 107, Disclosure About Fair Value of Financial Instruments requires the Corporation to disclose fair value information about financial instruments for which it is practicable to estimate, whether or not such fair values are reflected in the consolidated balance sheets. Estimated fair value amounts have been determined using available market information and other valuation methodologies. However, considerable judgment is required to interpret market data in developing the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amount that could be realized in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

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

     Accrued Interest Receivable
     ---------------------------

          The carrying amount reported in the consolidated balance sheets is a reasonable estimate of fair value.

     Cash Surrender Value of Life Insurance
     --------------------------------------

          The carrying amount reported in the consolidated balance sheets represents cash to be received on the surrender value of life insurance policies and is a reasonable estimate of value.

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

     Short-Term Borrowings
     ---------------------

          The carrying amounts of other short-term borrowings approximate their fair values.

     Long-Term Debt
     --------------

          Long-term debt is discounted on a cash flow approach based on market rates as of December 31, 2000 and 1999.

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

          The carrying values and estimated fair values of the Corporation's financial assets and liabilities are as follows:


                                         December 31, 2000           December 31, 1999
                                     --------------------------  --------------------------
                                                    Estimated                  Estimated
                                      Carrying        Fair        Carrying        Fair
                                        Value         Value         Value         Value
                                      ---------     ----------    ----------    ----------
Financial assets:
  Cash and due from banks            $5,223,521     $5,223,521    $6,233,248    $6,233,248
  Federal funds sold                          -              -     9,739,780     9,739,780
  Interest bearing deposits
    in other banks                      641,354        641,354       552,730       552,730
  Investment securities               55,270,947    55,270,947    50,347,930    50,347,930
  Loans, net of reserves             111,665,245   110,573,525   101,822,525   101,832,174
  Accrued interest receivable          1,772,029     1,772,029     1,533,990     1,533,990
  Cash surrender of life insurance     3,312,067     3,312,067             -             -

Financial liabilities:
  Deposits                           169,281,724   167,538,916   165,540,513   165,592,968
  Accrued interest payable               741,610       741,610       449,799       449,799
  Short-term borrowings                2,000,000     2,000,000             -             -
  Long-term debt                       2,000,000     1,952,150     3,982,547     3,982,547

4.  RESTRICTIONS ON CASH AND DUE FROM BANKS

       The Bank is required by the Federal Reserve to maintain a reserve balance based principally on deposit liabilities. The balance maintained is included in cash and due from banks. The reserve balances kept at the Federal Reserve Bank as of December 31, 2000 were $936,000.

5.  INVESTMENT SECURITIES

       The amortized cost and estimated market values of investments securities are as follows:


                                                Amortized          Gross        Gross             Estimated
                                                  Cost           Unrealized   Unrealized          Fair Value
                                          ---------------------                             -----------------------
                                             Debt        Equity     Gains        Losses         Debt         Equity
                                          -----------  --------    ------     ----------    -----------   ---------
Balance at December 31, 2000
Available for sale:
  U.S. Treasury and government agencies   $55,560,984  $      -   $     -    $(1,600,845)   $53,960,139    $      -
  Mortgage-backed securities                  703,947         -         -        (20,407)       683,540           -
  Federal Home Loan Bank stock                      -   600,000         -              -              -     600,000
                                          -----------  --------   -------    -----------    -----------    --------

      Total                               $56,264,931  $600,000   $     -    $(1,621,252)   $54,643,679    $600,000
                                          ===========  ========   =======    ===========    ===========    ========


                                                Amortized            Gross        Gross            Estimated
                                                   Cost           Unrealized    Unrealized         Fair Value
                                          ---------------------                              ---------------------
                                             Debt        Equity       Gains        Losses        Debt       Equity
                                          -------      --------   ----------   -----------   -----------   --------
Held to maturity - Other                  $ 27,268     $      -   $        -   $         -   $    27,268   $      -
                                          ========     ========   ==========   ===========   ===========   ========

Balance at December 31, 1999
Available for sale:
 U.S. Treasury and government agencies  $54,994,701    $      -   $        -   $(4,933,335)  $49,061,366   $      -
 Mortgage-backed securities                 754,897           -            -       (42,832)      712,065          -
 Federal Home Loan Bank stock                     -     554,500            -             -             -    554,500
                                         -----------  ---------   ----------   -----------   -----------  ---------

     Total                               $54,749,598   $554,500   $        -   $(4,976,167)  $49,773,431  $554,500
                                         ===========   ========   ==========   ===========   ===========  =========

Held to maturity - Other                 $    19,999   $      -   $        -   $         -   $    19,999  $      -
                                         ===========   ========   ==========   ===========   ===========  =========

       The amortized cost and estimated fair value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or repay obligations without call or prepayment penalties.


                                            Amortized      Fair
                                              Cost         Value
                                           -----------  -----------
Available for sale:
 Due in one year or less                   $         -  $         -
 Due after one year through five years       2,000,000    1,986,880
 Due after five years through ten years      8,000,000    7,847,520
 Due after ten years                        45,560,984   44,125,739
 Mortgage-backed securities                    703,947      683,540
                                           -----------  -----------

   Total                                   $56,264,931  $54,643,679
                                           ===========  ===========

Held to maturity:
 Due in one year or less                   $         -  $         -
 Due after one year through five years               -            -
 Due after ten years                            27,268       27,268
                                           -----------  -----------

   Total                                   $    27,268  $    27,268
                                           ===========  ===========

       There were no sales of securities in the years ended December 31, 2000 and 1999.

       Securities with a value of $21,221,640 at December 31, 2000 have been pledged as collateral for money market and certificate of deposit accounts.

6.   LOANS AND ALLOWANCE FOR LOAN LOSSES

        The composition of loans, net of unearned income at December 31 is as follows:

                                                            2000            1999
                                                        ------------   ------------
   Real estate - mortgage                               $ 70,593,670   $ 66,350,984
   Commercial                                             33,516,529     32,567,603
   Consumer                                                6,981,154      2,293,359
   Credit card loans                                       1,306,528      1,289,146
                                                        ------------   ------------

                                                        $112,397,881   $102,501,092
                                                        ============   ============

       Transactions in the allowance for loan losses are summarized as follows:

                                                            2000           1999
                                                        ------------   ------------
   Balance at January 1                                 $    678,567   $    699,229
                                                        ------------   ------------
   Provision charged to operating expense                    346,000        803,000
                                                        ------------   ------------
   Loans charged-off                                        (403,514)      (924,746)
   Recovery on loans previously charged-off                  111,583        101,084
                                                        ------------   ------------
       Net loans charged-off                                (291,931)      (823,662)
                                                        ------------   ------------

   Balance at December 31                               $    732,636   $    678,567
                                                        ============   ============

        Nonaccrual loans totaled approximately $265,239 and $1,002,647 at December 31, 2000 and 1999, respectively. The interest income which would have been recorded in 2000 and 1999 under the original terms of loans in nonaccrual status at December 31, 2000 and 1999, respectively, was approximately $104,154 and $135,263, respectively. There was no interest income recorded on these loans in 2000 and 1999.

        Impaired loans totaled $821,165 and $1,049,647 at December 31, 2000 and 1999, respectively, and were all collateral dependent loans. Collateral dependent loans are measured based on fair value of the collateral. There were no impaired loans at December 31, 2000 and 1999 with an allocated valuation allowance.

        The average recorded investment in impaired loans was approximately $968,203 and $704,209 for the years ended December 31, 2000 and 1999, respectively, and no income has been accrued or collected on these loans while they have been classified as impaired.

        The Bank has granted loans to certain officers and directors of the Bank and their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $8,843,783 and $7,702,578 at December 31, 2000 and 1999, respectively.
During 2000, $1,952,451 of new loans were made while repayments totaled $811,246. During 1999 $4,529,370 of new loans were made while repayments totaled $3,940,197.

7.   PROPERTY AND EQUIPMENT

       The major classes of property and equipment at December 31 are summarized as follows:

                                                             2000        1999
                                                          ----------  ----------

       Land                                               $   30,000  $   30,000
       Buildings                                             129,510     129,510
       Furniture, fixtures and equipment                   2,792,100   2,529,903
       Leasehold improvements                                605,295     558,024
                                                          ----------  ----------
                                                           3,556,905   3,247,437
        Less accumulated depreciation and amortization     2,210,530   1,631,878
                                                          ----------  ----------

            Total                                         $1,346,375  $1,615,559
                                                          ==========  ==========

       Depreciation expense was $666,667 and $625,995 for the years ended December 31, 2000 and 1999.

       The Bank leases branch and office facilities. The lease agreements provide for the payment of utilities and taxes by the lessee. Future minimum payments for each of the five succeeding years under noncancelable operating leases consisted of the following at December 31, 2000:

                    2001          $  445,687
                    2002             426,287
                    2003             420,287
                    2004             420,287
                    2005             413,267
                    Thereafter     1,532,464
                                  ----------
                                  $3,658,279
                                  ==========

       Total rental expense under operating leases amounted to $498,223 and $508,447 for the years ended December 31, 2000 and 1999, respectively.

8.   INCOME TAX

       The Corporation's provision for income taxes for the years ended December 31, is summarized as follows:

                                            2000        1999
                                          ---------   --------
       Taxes currently payable            $ 415,484   $(24,193)
       Deferred taxes (benefit)            (128,074)    29,563
                                          ---------   --------

       Income tax expense for the year    $ 287,410   $  5,370
                                          =========   ========

     A reconciliation between the total income tax expense and the income tax expense computed by applying the statutory federal income tax rate to earnings before income taxes for the years ended December 31 is as follows:


                                                  2000      1999
                                                --------   -------

       Income before income taxes               $852,224   $6,837
       Statutory income tax rate                      34%      34%
                                                --------   ------
       Income tax at statutory rate              289,756    2,325
       State tax, net of federal tax benefit           -        -
       Other                                      (2,346)   3,045
                                                --------   ------

       Income tax expense for the year          $287,410   $5,370
                                                ========   ======


     Significant components of the Corporation's deferred tax liabilities and assets included in other assets at December 31 are as follows:

                                                                  2000           1999
                                                                --------      ---------
Deferred tax liabilities:
 Deferred loan origination fees                                 $      -     $   45,273
 Prepaid expenses                                                 12,845         26,413
 Other                                                                 -         14,744
                                                                --------     ----------
   Total deferred tax liabilities                                 12,845         86,430
                                                                --------     ----------

Deferred tax assets:
 Loan loss reserve                                               133,629        161,732
 Deferred loan origination fees                                   47,592              -
 Depreciation                                                     96,469         71,837
 Deferred compensation                                            10,368              -
 Unrealized loss on investment securities available for sale     551,226      1,691,897
                                                                --------     ----------
   Total deferred tax assets                                     839,284      1,925,466
                                                                --------     ----------

   Net deferred tax asset                                       $826,439     $1,839,036
                                                                ========     ==========

     No valuation allowance was recorded for the deferred tax assets at December 31, 2000 or 1999.

9. SHORT-TERM BORROWINGS

     Short-term borrowings consist entirely of an advance from the Federal Home Loan Bank ("FHLB"). Information related to these advances for the years ended December 31, 2000 and 1999 is as follows:


                                                       2000         1999
                                                    ----------   ----------

   Balance at December 31                           $2,000,000   $        -
   Maximum amount outstanding at any month-end       9,000,000    5,000,000
   Daily average amount outstanding                  4,546,585      800,000
   Weighted daily average interest rate                   6.81%         5.0%
   Weighted average interest rate at December 31          6.35%          .0%


     The FHLB advances are collateralized by a blanket lien on all 1 - 4 family residential mortgage loans.

10.  LONG-TERM DEBT

       Long-term debt consists of the following at December 31, 2000 and 1999:


                                                              2000              1999
                                                            ----------       ----------
     Note payable - due July 1, 2012.  Interest only
      payments from August 10, 2000 to August 1, 2002.
      From August 2002 to July 2012, equal principal
      monthly and interest payments of $23,087 to
      maturity.  Interest rate is fixed at 7.0%
      for the term of the note.                             $2,000,000       $        -

     Note payable - due June 10, 2000 with interest
      payable quarterly indexed to the 13-week
      U.S. Treasury Bill rate                                        -        3,982,547
                                                            ----------       ----------

                                                            $2,000,000       $3,982,547
                                                            ==========       ==========

11.  EMPLOYEE BENEFIT PLANS

       Stock Option Plan
       -----------------

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

          On July 1, 2000, the directors approved the issuance of a further 29,000 stock options exercisable at the date of the grant, expiring in ten years from the date of grant to management under individual option agreements.

          A summary of the Corporation's stock options as of December 31, 2000 and 1999 and changes during the years ended on those dates is presented below:

                                                                                    2000                     1999
                                                                        -----------------------    ----------------------
                                                                                      Weighted                   Weighted
                                                                                      Average                    Average
                                                                                      Exercise                   Exercise
                                                                        Shares         Price       Shares         Price
                                                                        ------       ----------    ------       ---------
     Outstanding at the beginning of the year                          171,799         $15.09      174,839       $  14.97
     Granted                                                            29,000          15.62            -              -
     Exercised                                                            (211)         14.80       (3,040)          8.22
     Forfeited                                                          (4,760)         14.80            -            .00
                                                                       -------                    --------
     Outstanding at end of year                                        195,828          15.18      171,799          15.09
                                                                       =======                    ========

     Options exercisable at year-end                                   195,828         $15.18      171,799       $  15.09
                                                                       =======                    ========

     Weighted average fair value of options
      granted during the year                                                          $ 7.83                    $      -

          The following table summarizes information about stock options outstanding at December 31, 2000:

                                 Options Outstanding                     Options Exercisable
                          --------------------------------------------  ------------------------------
                                            Weighted-
                                            Average        Weighted-                       Weighted-
                                           Remaining       Average                         Average
   Exercise                 Number           Life          Exercise         Number         Exercise
  Price Range             Outstanding       (Years)         Price        Exercisable        Price
----------------          -----------     -----------     ------------   -----------     -------------
$9.87 to $15.75             195,828           8.3           $  15.18       195,828           $15.18

          The fair value of each option is estimated on the date of the grant using Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

          The following weighted average assumptions were used for 2000: risk-free weighted average interest rate of 5.97%, weighted average expected life of the options of 5 years, .0% dividend yield, and expected volatility of 20%. There were no options granted during the year ended December 31, 1999.

          For purpose of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS No. 123 for pro forma disclosure in the current year are not necessarily representative of the effects on pro forma net income for future years.

          Options under the Plans are granted with an exercise price equal to the fair value of the shares of the date of grant. As allowed by SFAS No. 123, the Corporation has elected to continue applying Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined consistent with SFAS No. 123, the Corporation's net income and earnings per share on a pro forma basis in 2000 and 1999 would have been as set out below follows:


                                                      2000        1999
                                                    --------     -------

       Net income, as reported                      $564,844     $1,467
       Pro forma net income                          352,248      1,467
       Pro forma basic earnings per share           $    .51     $  .00
       Pro forma diluted earnings per share              .50     $  .00

       Profit Sharing Retirement Savings Plan
       --------------------------------------

          The Corporation has established a defined contribution plan covering employees meeting certain age and service eligibility requirements. The plan provides for cash deferrals qualifying under Section 401(k). Matching contributions made by the Corporation totaled $42,068 and $39,776 for the years ended December 31, 2000 and 1999, respectively.

          Deferred Compensation
          ---------------------

          During 2000, the Bank has entered into deferred compensation agreements with two of its officers. Under the agreements, the Bank is obligated to provide for each such officer or his beneficiaries, during a period of fifteen years after the employee's death, disability or retirement, annual benefits ranging from $90,000 to $200,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The expense incurred for this plan for the year ended December 31, 2000 was $30,495. The Bank is the beneficiary of life insurance policies, with an aggregate cash surrender value of $3,312,067 at December 31, 2000, that was purchased as a method of partially financing benefits under this plan.

12.  CONCENTRATIONS OF CREDIT RISK

          Real estate mortgages comprise $70,593,670 and $66,350,984 of the total loan portfolio at December 31, 2000 and 1999, respectively. All real estate mortgage loans are collateralized by real property and/or other assets.

13.  FINANCIAL ARRANGEMENTS WITH OFF-BALANCE-SHEET RISK

          In the normal course of business, the Bank is a party to financial arrangements with off-balance-sheet risk designed to meet the financing needs of its customers. These financial arrangements include commitments to extend credit and commercial letters of credit. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet arrangements.

     Financial arrangements whose contract amount involves credit risk at December 31 are as follows:


                                                      2000         1999
                                                   -----------  ----------

       Unused commitments to extend credit:
        Revolving lines of credit                  $ 1,079,000  $  943,234
        Credit card lines                            1,997,000   2,009,000
        Commercial real estate and construction      7,260,000   5,512,000
        Other unused commitments                    10,527,000   9,099,000
        Commercial letters of credit                   293,353     293,353


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

15.  REGULATORY MATTERS

          The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2000, the capital levels of the Bank exceed all capital adequacy requirements to which they are subject.

          The Tier 1 capital ratio of the Corporation as of December 31, 2000 was 4.9% and the risk-based capital ratio was 7.81%. The requirements established by regulators are 4.0% for Tier 1 capital and 8.0% for total risk-based capital.

       The Corporation's and the Bank's actual capital amounts and ratios are also presented in the table:

                                                                                           To Be Well
                                                                                       Capitalized Under
                                                                      For Capital      Prompt Corrective
                                                       Actual      Adequacy Purposes   Action Provisions
                                                  ---------------  ------------------  ------------------
                                                                   Minimum  Required   Minimum  Required
                                                  Amount   Ratio   Amount     Ratio    Amount     Ratio
                                                  -------  ------  -------  ---------  -------  ---------
As of December 31, 2000:
 Total Capital (to risk-weighted total assets)
   Harbor Bankshares Corporation                  $ 9,212   7.81%   $9,269       8.0%      N/A       N/A
   Harbor Bank of Maryland                         11,116   9.34%    9,269       8.0%  $11,586        10%

 Tier 1 Capital (to risk weighted assets)
   Harbor Bankshares Corporation                    8,479   7.13%    4,634       4.0%      N/A       N/A
   Harbor Bank of Maryland                         10,383   8.73%    4,634       4.0%    6,952         6%

 Tier 1 Capital (to average assets)\
   Harbor Bankshares Corporation                    8,479    4.9%    6,996       4.0%      N/A       N/A
   Harbor Bank of Maryland                         10,383    6.0%    6,996       4.0     8,745         5%

As of December 31, 1999:
 Total Capital (to risk-weighted total assets)
   Harbor Bankshares Corporation                    8,258    8.0%    8,164       8.0%      N/A       N/A
   Harbor Bank of Maryland                         12,123   13.5%    7,183       8.0%    8,979        10%

 Tier 1 Capital (to risk weighted assets)
   Harbor Bankshares Corporation                    7,579   7.42%    4,082       4.0%      N/A       N/A
   Harbor Bank of Maryland                         11,264   6.46%    3,592       4.0%    5,388         6%

 Tier 1 Capital (to average assets)
   Harbor Bankshares Corporation                    7,579   4.53%    6,693       4.0%      N/A       N/A
   Harbor Bank of Maryland                         11,264   6.60%    6,826       4.0%    8,533         5%

          The ability of the Corporation to pay dividends is limited by the level of dividends which can be paid by the Bank. The ability of the Bank to pay dividends is limited by the provisions of Maryland law, which requires the maintenance of a capital surplus account equal to the par value of the outstanding common stock.

          The Bank may make dividend distributions to the Corporation up to 100% of its net income in the calendar year. At December 31, 2000, the total allowable dividend distributions was $750,809.

16.  EARNINGS PER SHARE

          Basic and diluted net income per common share calculations for the years ended December 31, 2000 and 1999 are as follows:


                                                    2000      1999
                                                  --------  --------

   BASIC:
     Net income                                   $564,844  $  1,467
                                                  --------  --------

     Average common shares outstanding             689,788   689,577
                                                  --------  --------

     Net income per common share - basic          $    .82  $    .00
                                                  ========  ========

   DILUTED:
     Net income                                    $564,844  $  1,467
                                                   --------  --------

     Average common shares outstanding              689,788   689,577
     Stock option adjustment                         13,286    22,064
                                                   --------  --------

   Average common shares outstanding - diluted      703,074   711,641
                                                   --------  --------

   Net income per common share - diluted           $    .80  $    .00
                                                   ========  ========

       Basic net income per common share is calculated by dividing net income by the weighted- average number of common shares outstanding for the period.

       Diluted net income per common shares takes into consideration the pro forma dilution assuming the Corporation's outstanding in-the-money stock options were converted or exercised into common shares. The average price of the Corporation's common stock for the period is used to determine the dilutive effect of outstanding stock options.

17.  PARENT COMPANY ONLY FINANCIAL STATEMENTS

                           Condensed Balance Sheets

                                                           December 31,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
   Assets:
     Investment in bank subsidiary                   $12,150,487  $11,345,794
     Other                                                95,590      181,125
                                                     -----------  -----------

       Total assets                                  $12,246,077  $11,526,919
                                                     ===========  ===========

   Liabilities:
     Long-term debt                                  $ 2,000,000  $ 3,982,547
     Other                                                     -       80,506
                                                     -----------  -----------

       Total liabilities                               2,000,000    4,063,053

   Stockholders' equity                               10,246,077    7,463,866
                                                     -----------  -----------
       Total liabilities and stockholders' equity    $12,246,077  $11,526,919
                                                     ===========  ===========


                         Condensed Statement of Income

                                                    Years Ended December 31
                                                   -------------------------
                                                       2000          1999
                                                   -----------   -----------

   Dividend from subsidiary                        $ 2,263,702   $ 2,280,806
   Interest and other expenses                        (281,155)     (296,172)
   Income tax benefit                                   95,590       100,624
   Equity in undistributed income of subsidiary     (1,513,293)   (2,083,791)
                                                   -----------   -----------

   Net income                                      $   564,844   $     1,467
                                                   ===========   ===========

                       Condensed Statements of Cash Flows

                                                      2000          1999
                                                   -----------   -----------

Operating activities:
 Net income                                        $   564,844   $     1,467
 Adjustment to reconcile net income to net
  cash provided by operating activities
 Change in other assets and liabilities, net             5,029       (24,759)
 Equity in undistributed income of subsidiary        1,513,293     2,083,791
                                                   -----------   -----------

     Net cash provided by operating activities       2,083,166     2,060,499
                                                   -----------   -----------

Investing activities - Investment in subsidiary       (103,742)     (125,865)
                                                   -----------   -----------

Financing activities:
 Proceeds from long-term debt                        2,000,000             -
 Repayment of long-term debt                        (3,982,547)   (1,813,000)
 Sale of treasury stock                                      -        25,000
 Proceeds from sale of common stock                      3,123        25,000
 Payments of cash dividends                                  -      (171,634)
                                                   -----------   -----------


    Net cash used in financing activities           (1,979,424)   (1,934,634)
                                                   -----------   -----------

Change in cash and cash equivalents                          -             -

Cash and cash equivalents at beginning of year               -             -
                                                   -----------   -----------

Cash and cash equivalents at end of year           $         -   $         -
                                                   ===========   ===========

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

                         Harbor Bankshares Corporation


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Table of Contents:  Corporate Financial Review
                -----------------   --------------------------

 CONSOLIDATED FIVE-YEAR SELECTED FINANCIAL DATA .........................- 1 -

 OVERVIEW ...............................................................- 2 -

 NET INTEREST INCOME ....................................................- 2 -

 PROVISION FOR LOAN LOSSES ..............................................- 3 -

 NONINTEREST INCOME .....................................................- 3 -
      Noninterest Income Summary ........................................- 3 -

 NONINTEREST EXPENSES ...................................................- 3 -
      Noninterest Expenses Summary ......................................- 4 -

 APPLICABLE INCOME TAXES ................................................- 4 -

 CREDIT RISK ANALYSIS ...................................................- 4 -

 ASSET AND LIABILITY MANAGEMENT .........................................- 5 -

      Introduction ......................................................- 5 -

      Liquidity .........................................................- 5 -

      Interest Rate Sensitivity .........................................- 6 -
              Cumulative Interest Sensitive Gap .........................- 7 -

 LONG AND SHORT TERM BORROWINGS .........................................- 7 -

 CAPITAL RESOURCES ......................................................- 7 -

 CHANGES IN FINANCIAL POSITION ..........................................- 8 -

 FINANCIAL ANALYSIS - 1999 AND 1998 .....................................- 9-

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

 SUPPLEMENT TO 2000 ANNUAL REPORT TO STOCKHOLDERS ...................... - 11 -
      BOARD OF DIRECTORS ............................................... - 11 -
      EXECUTIVE OFFICERS ............................................... - 11 -
      ADVISORY BOARD ................................................... - 11 -

 SHAREHOLDER INFORMATION ............................................... - 12 -

      MARKET SUMMARY OF STOCK .......................................... - 12 -

      CASH DIVIDENDS ................................................... - 12 -

      TRANSFER AGENT AND REGISTRAR ..................................... - 12 -

      SEC FORM 10-KSB .................................................. - 12 -

--------------------------------------------------------------------------------


Table of Exhibits
-----------------

     A Consolidated Three-year Statement: Average Balances, Yields/Rates and Income Expense at December 31 for each of the five years from 1996 through 2000

     B  Summary of Loan Loss Experience and Allocation of Allowance for Loan
        Losses

     C Interest Variance Analysis: A summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates

     D Data and information at December 31, 2000 as to: 1) Maturities of Certificates of Deposit of $100,000 or more, 2) the Corporation's loan portfolio by type of loan, and 3) a Summary of the Corporation's Investment Securities portfolio as of that date.

     E  Consolidated Quarterly Results of Operations, Market Prices and
        Dividends

                                                  Harbour Bankshares Corporation
--------------------------------------------------------------------------------

                 CONSOLIDATED FIVE-YEAR SELECTED FINANCIAL DATA
                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

(In thousands, except per share data)

                                                                 Year ended December 31,

                                             2000           1999          1998           1997         1996
                                             ----           ----          ----           ----         ----
OPERATING DATA
--------------
Interest Income                          $ 13,665       $ 12,342      $ 11,083       $ 10,369     $  9,345
Interest Expense                            6,199          5,718         5,143          4,797        4,170
                                         --------       --------      --------       --------     --------
Net Interest Income                         7,466          6,624         5,940          5,572        5,175
Provision for Loan Losses                     346            803           213             72           60
Other Operating Income                      1,841          1,470         1,302          1,441          760
Other Operating Expenses                    8,109          7,284         5,984          5,840        4,912
                                         --------       --------      --------       --------     --------
Income Before Taxes                           852              7         1,045          1,101          963
Income Taxes                                  287              6           317            401          390
                                         --------       --------      --------       --------     --------
Net Income                               $    565       $      1      $    728       $    700     $    573
                                         ========       ========      ========       ========     ========
PER SHARE DATA
--------------
Net Income - Basic                       $    .82       $      -      $   1.06       $   1.07     $   1.07
Net Income - Diluted                          .80              -             -            .99          .97
Dividend                                        -            .25           .25            .20          .20
Book Value                                  14.85          10.82         15.54          15.07        14.21
Book Value excluding
 unrealized                                 16.40          15.58         15.83          15.07        14.22
securities gains (Losses)

BALANCE SHEET DATA
------------------
Total Assets                             $184,517       $177,618      $184,723       $135,874     $129,651
Deposits                                  169,282        165,541       167,482        118,935      114,124
Total Net Loans                           111,665        101,823        85,097         77,616       84,453
Total Stockholder's Equity                 10,246          7,464        10,669         10,301        9,001
Return on Average Assets                      .32%             -           .50%           .53%         .49%
Return on Average Equity                      7.0%             -           6.9%           7.3%         7.9%
Tier 1 Regulatory Capital
 to Assets                                    4.6%           4.3%          3.9%           4.9%         3.9%
Dividend Payout Ratio %                         -          117.0%         23.4%          18.1%        15.1%

                                                  Harbour Bankshares Corporation
--------------------------------------------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          Corporate Financial Review
                          --------------------------

OVERVIEW
--------

     Harbor Bankshares Corporation (the "Corporation") improved its performance for the year 2000, when compared to the prior year. Earnings for the year were $565 thousand compared to break even earnings during 1999.

     The Corporation's subsidiary, The Harbor Bank of Maryland, achieved earnings of $750 thousand compared to $197 thousand from the prior year. The return on average assets for the Bank was .43 %.

     Return on average assets (ROAA) and average equity (ROAE) for the Corporation were .32% and 7.03% respectively.


NET INTEREST INCOME
-------------------

     Net interest income is the difference between interest income and related fees on earning assets and the interest expense incurred on deposits and other borrowings. Net interest income continued to be the Corporation's main source of earnings. Net interest income increased to $7.5 million in 2000 from $6.6 million in 1999.

     Total interest income increased by $1.4 million or 10.7% to $13.7 million for 2000 when compared to the $12.3 million earned during 1999. A growth in total average earning assets of 4.7% mainly in the loan portfolio, which had an average increase of $20.5 million or 23.4 %, combined with an average decrease of $7.5 million or 12.1 percent in the securities portfolio, were the main reasons for the increase in interest income.

     Total interest expense increased by $481 thousand or 8.4% to $6.2 million in 2000 from $5.7 million in 1999. This increase was mainly due to the growth in the money market deposit accounts, time deposits and the cost of borrowed funds and related rate increases, which totaled $310 thousand, reflecting an increase of $270 thousand when compared to 1999.

     Net interest margin for 2000 was 5.00% compared to 4.22% for 1999.

     The table attached as Exhibit A compares the consolidated average balances, interest income, interest expense and yields for a five-year period.

                                                  Harbour Bankshares Corporation
--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES
-------------------------

     The provision for loan losses was $346 thousand for 2000, a decrease of $457 thousand from the $803 thousand provided in 1999. The reserve level is monitored closely by management on a quarterly basis based on charge-off experience and analysis of the past due and non-performing loans. The reserve level as of December 31, 2000 is considered adequate. The Corporation maintains a highly collateralized loan portfolio consisting mainly of residential and commercial mortgage loans. Charge-offs decreased from $925 thousand in 1999 to $404 thousand in 2000. Recoveries totaled $112 thousand for 2000 and $101 thousand for 1999. The ratio of the loan loss reserve to outstanding loans was
 .65% for 2000 and .66% for 1999. Exhibit B is illustrative of the Loan Loss Experience and Allocation for Loan Loss over a five-year period.


NONINTEREST INCOME
------------------

     Non-interest income increased by $372 thousand or 25.3% to $1.8 million in 2000. ATM fees were $147 thousand for 2000, representing 8.0% of other operating income. Included in the 2000 non-interest income were $11 thousand of gains on sale of loans, a $127 award from NCIF (Treasury Department) and $46 thousand of originated servicing rights. The 1999 non-interest income reflects a $112 thousand gains on a sale of real estate, a $7 thousand gain on sale of loans and $32 thousand of originated servicing rights.

Noninterest Income Summary (in thousands)

                                          2000    1999    1998    1997   1996
                                          ----    ----    ----    ----   ----

Service charges on deposit accounts     $1,069  $  845  $  609  $  610  $ 591
ATM fees                                   147     155     336     299     25
Awards & Grants                            127      --      --      --     --
Gain on sale of Real Estate                 --     112      --      --     --
Gain on sale of loans                       11       7      --      42     --
Gain on sale of securities                  --      --      26     212     --
Originated mortgage servicing rights        46      32      42      90     --
Other non-interest income                  442     319     289     188    144
                                        ------  ------  ------  ------  -----
Total non-interest income               $1,842  $1,470  $1,302  $1,441  $ 760
                                        ======  ======  ======  ======  =====

NONINTEREST EXPENSES
--------------------

     Non-interest expenses of $8.1 million in 2000, increased by $825 thousand or 11.3% when compared to $7.3 million in 1999. Salaries and benefits of $3.6 million in 2000 reflect an increase of $402 thousand or 12.5% when compared to the prior year salaries and benefits cost. Equipment expense increased by $73 thousand or 10.0% in cost associated with equipment upgrades and purchases during 1999. Professional fees increased by $189 thousand or 94.9% due to consulting

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

fees related to new products and services, and development of new ways to improve the efficiency of the Bank. Other expenses increased by $161 thousand or 5.1% reflecting the cost of the expansion and general expense increases. Goodwill amortization of $331 thousand in 2000 remained the same as 1999.

Noninterest Expenses Summary (In thousands)

                                     2000     1999     1998     1997     1996
                                     ----     ----     ----     ----     ----

Salaries and employee benefits     $3,622   $3,220   $2,672   $2,611   $2,152
Occupancy expense, net                809      831      737      678      533
Equipment Expenses                    802      728      408      386      249
Data Processing Fees                  791      679      604      565      398
Professional Fees                     388      199      117      131      101
Goodwill Amortization                 331      331      331      331      331
FDIC Insurance                         29       44       37       36      318
Other Noninterest Expense           1,337    1,252    1,078    1,102      830
                                   ------   ------   ------   ------   ------
Total Noninterest Expense          $8,109   $7,284   $5,984   $5,840   $4,912
                                   ======   ======   ======   ======   ======

APPLICABLE INCOME TAXES
-----------------------

     Applicable income taxes includes current and deferred portions which are detailed in Note 8 of the audited consolidated financial statements. Taxes for 2000 were $287 thousand compared to $5 thousand for 1999. The effective tax rate for the year ended December 31,2000 was 33.7%.


CREDIT RISK ANALYSIS
--------------------

     The Corporation, through its subsidiary, The Harbor Bank of Maryland, has in place credit policies and procedures designed to control and monitor credit risk. Credit analysis and loan review functions have provided a check and balance system for assessing initial and ongoing risk associated with the lending process.

     Non-performing loans, comprised of non-accruing loans and accruing loans 90 days or more past due, were $271 thousand or .24% of gross loans outstanding at the end of 2000. This compares with $1.1 million or 1.0% of gross loans outstanding at the end of 1999. The decrease in non-performing loans reflects management increased efforts in resolving troubled debt. Foreclosed real estate at December 31, 2000 was $37 thousand consisting of one property. As of year-end 1999, foreclosed real estate was $217 thousand consisting of two properties.

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------


     Credit risk is mitigated through portfolio diversification, limiting exposure to any single industry or customer, requiring collateral and employing standard lending policies and underwriting criteria across the Corporation.
Note 1 to the consolidated financial statements describes the Corporation's accounting policies related to nonperforming loans and charge-offs and describes the methodologies used to develop the allowance, including both the allocated and unallocated components. The Corporation's policies are consistent with regulatory standards

     The reserve for possible loan losses increased from $679 thousand at the end of 1999 to $733 thousand at the end of 2000. As of year end, the reserve represented .65% of gross loans outstanding. Based on quarterly analyses conducted throughout the year, and a review conducted by an independent consultant at September 30, 2000, the reserve is considered adequate by management.

     The Corporation maintains an allowance for loan losses sufficient to absorb estimated probable losses inherent in the loan portfolio. The evaluation of each element and the overall allowance are based on the size and current risk characteristics of the loan portfolio and include an assessment of individual problem loans, actual loss experience, economic trends in specific industries and geographical areas, and other factors including regulatory guidance and general economic conditions.

     While management considers the Corporation's allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, management's assumptions as to future delinquencies or loss rates, and management's intent with regard to asset disposition options. In addition, the Corporation's allowance for loan losses is periodically reviewed by the bank regulatory agencies as an integral part of their examination process. Based on their review, the agencies may require the Corporation to adjust the allowance for loan.

     The allowance is allocated to the individual loan portfolios based on the specific risks and loss factors associated with each loan type. The allowance allocated to the commercial loan portfolio increased in 2000 reflecting increased risk in certain sectors, a slowing economy and portfolio growth. The unallocated portion of the allowance reflects estimated inherent but undetected losses within the portfolio that are probable due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, and risk factors that have not yet manifested themselves in loss allocation factors. The unallocated allowance has declined over the past two years as allowance has been allocated for the aforementioned weakness in commercial credits, softer economic conditions, increased loss experience as portfolios have seasoned, as well as other factors. The allocation of the allowance for loan losses is detailed in Exhibit B.

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------


Non-Performing Assets (in thousands)

                                         2000     1999     1998     1997   1996
                                         ----     ----     ----     ----   ----

Non-accrual loans                       $ 265   $1,003   $1,107   $  770    284
Accruing Loans Past Due 90 Days
   or more                                  6       47      547    1,948    276
Foreclosed Real Estate                     37      217      638     none   none
Total Non-performing assets and
   Past Due Loans                         308    1,267    2,292    2,718    560
Total Non-performing assets and
   Past Due Loans to Year-End Assets      .17%     .71%     1.2%     2.0%   .43%
Total Non-performing Loans to
   Year-End Loans                         .24%     1.0%     1.9%     3.5%   .65%


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

     The Bank has also established secured lines of credit with the FHLB as an additional source of liquidity. Collateral must be pledged to the FHLB before advances can be obtained. At December 31, 2000, the Corporation had sufficient collateral in order to borrow up to an aggregate of $22.0 million from the FHLB under the established lines of credit, if necessary. Liquidity is also

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

provided through the Corporation's portfolio of liquid assets, consisting of cash and due from banks, interest-bearing deposits in other banks and investment securities available for sale. Such assets totaled $61.1 million or 33.1% of total assets at December 31, 2000.

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

     For the year ended December 31, 2000, net cash used by operating activities totaled $812 thousand. Net cash used by investing activities totaled $15.3 million resulting primarily from the purchases of securities totaling $1.7
million, a net increase in loans of $10.1 million.   Purchases of property and
equipment totaled $397 thousand. Net cash provided by financing activities for the year ended December 31, 2000 totaled $3.8 million resulting primarily from a net increase in deposits of $3.7 million, the payment of and FDIC note totaling $3.9 million, short term borrowings of $2.0 million and long term borrowings of $2.0 million.

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

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

    Cumulative Interest Sensitive Gap based on a lower interest rate horizon



                                                                                 Repricing or Maturity
                                                                                   December 31, 2000
                                                                             -----------------------------
                                                                             3 months    6 months   1 year
                                                                             --------    --------   ------
     Interest sensitive assets                                                  $  86     $  88    $   92
     Interest sensitive liabilities                                                94       102       117
                                                                                -----     -----    ------
     Interest sensitivity gap                                                   $  (8)    $ (14)   $  (25)
                                                                                =====     =====    ======
     Gap to total assets                                                         (3.8%)    (7.4%)   (13.7%)
                                                                                -----     -----    ------

    Cumulative Interest Sensitive Gap based on a higher interest rate horizon

                                                                             3 months    6 months   1 year
                                                                             --------    --------   ------
     Interest sensitive assets                                                  $  48     $  52    $   59
     Interest sensitive liabilities                                                56        65        80
                                                                                -----     -----    ------
     Interest sensitivity gap                                                   $  (8)    $ (13)   $   21
                                                                                =====     =====    ======
     Gap to total assets                                                         (4.5%)    (6.9%)   (11.5%)
                                                                                -----     -----    ------

Exhibit C, "Interest Variance Analysis", sets forth, for the period indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates.


LONG AND SHORT TERM BORROWINGS
------------------------------

     During 1994 the Corporation borrowed $5.8 million from the Resolution Trust Corporation to invest as tier one capital in its subsidiary, The Harbor Bank of Maryland. These borrowings were necessary to maintain adequate capital levels due to the growth achieved through the purchase of three (3) branches from the Resolution Trust Corporation. The borrowings required quarterly interest payments based on Treasury bill rates and a principal payment at the end of the fifth year. The notes became due in 1999. On July 1, 1999 a note totaling $1.9 million was paid in full and the remaining $3.9 million was paid on two installments $1.0 million in June 2000 and 2.9 million in August 2000, with an interest rate equivalent to the 13 week U.S. Treasury Bill rate plus 300 basis points. The Corporation also obtained long term borrowings in the amount of $2.0 million from the National Community Investment Fund (NCIF) at a fixed rate of 7.0%, payable July 1, 2012. The interest paid on the debt for 2000 totaled to $249 thousand.

CAPITAL RESOURCES
-----------------

     Stockholders' equity increased by $2.8 million or 37.3% to $10.2 million. This increase was mainly due to net income of $565 thousand and the unrealized gains of securities held for sale net of income taxes, which for the year ended December 31, 2000 was $2.2 million compared to a loss

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

of $3.1 million for 1999. This loss is a mark to market value of these securities. Losses will not be realized unless the securities are sold. As of year end, the Corporation had sufficient liquidity to withstand any unusual demand of funds without liquidating these securities, such as borrowing arrangements with the Federal Home Loan Bank and Bank of America of $22.0 million and $2.0 million respectively. Stockholders' equity was 5.5% of total assets as of the year-end. The Tier 1 capital ratio as of December 31, 2000 was 4.6%, and the risk based capital ratio was 7.7%. The requirements established by regulators are 4.0% for tier 1 capital and 8.0% for total risk based capital. The book value of each share of common stock excluding the unrealized losses on securities held for sale was $16.40 as of December 31, 2000.

     The Tier I capital ratio for the Corporation's subsidiary, The Harbor Bank of Maryland as of December 31, 2000 was 5.6% and the risk based capital ratio was 9.3%, both above the established regulatory requirements.


CHANGES IN FINANCIAL POSITION
-----------------------------

     The Corporation through its subsidiary, The Harbor Bank of Maryland, continued its growth during 2000. Total assets increased by $6.9 million or 3.9 percent.

     Deposits increased from $165.5 million in 1999 to $169.3 million in 2000, an increase of $3.7 million or 22.3%. Net loans increased to $111.7 million in 2000 from $101.8 million in 1999, an increase of $9.8 million or 9.7%.

     The Corporation plans to continue its expansion through marketing efforts by its Management and Board of Directors.

     The major usage of funds was reflected in the loan growth, increasing as stated above, by 9.7 percent.

     Exhibit D presents data and information at December 31, 2000 as to: 1) Maturities of Certificates of Deposit of $100,000 or more, 2) the Corporation's loan portfolio by type of loan, and 3) a Summary of the Corporation's Investment Securities portfolio as of that date.


FINANCIAL ANALYSIS - 1999 AND 1998
----------------------------------

     Net income for 1999 decreased by $727 thousand to $6 thousand, from $728 thousand as of December 31, 1998. Net interest income increased by $684 thousand to $6.6 million from the $5.9 million earned during 1998.

     During 1999, the provision for possible loan losses was $803 thousand compared to $213 thousand for 1998. Charge-offs for 1999 were $925 thousand compared to $203 thousand for 1998 and recoveries were $101 thousand compared to $35 thousand the prior year.

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

     Noninterest income increased by $168 thousand or 12.9% during 1999 when compared to 1998. The income for 1999, reflects gains on the sale of Real Estate of $112 thousand, this item was the main reason for the increase.

     Noninterest expenses, at $7.3 million in 1999, increased by 1.3 million or 21.7% when compared to $6.0 million in 1998. Salaries and benefit expenses increased to $3.2 million in 1999 from $2.7 million in 1998. The increase was caused by additional staff, salary increases and benefits cost. Other expenses increased by $752 thousand or 22.7% due to the establishment of a de-novo branch facility and general cost increases.

     At $5 thousand, income taxes represented 71.4% of income before taxes for 1999 and $317 thousand or 30.3% for 1998.

     Deposits decrease by $1.9 million or 1.1%, net loans increased by $16.7 million or 19.7%, and investment securities decreased by $21.9 million or 30.3% when compared to 1998.

     Stockholders' Equity decreased $3.2 million or 30.0% mainly due to the unrealized losses of securities held for sale, which as of December 31, 1999 reflected a loss of $3.3 million net of income tax benefit.

     The Bank's Tier 1 capital ratio as of December 31, 1999 was 6.45% and the risk based capital ratio was 11.89%; both were well above minimum regulatory requirements.


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

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

     The Corporation plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. These statements will not have a material impact on the corporation's results of operations.

Accounting for Transfer and Servicing of Financial Assets and Extinguishments of
--------------------------------------------------------------------------------
                                  Liabilities
                                  -----------

     ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIBILITIES: SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000 and replaces SFAS No. 125. The guidance in SFAS No. 140, while not changing most of the guidance originally issued in SFAS No. 125, revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets.

     Certain provisions of the statement related to the recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for the Corporation for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001.

     Based on current circumstances and after consideration of planned revisions to existing securitization agreements to conform them to the requirements of SFAS No. 140, management believes the application of the new rules will not have a material impact on the Corporation's results of operations, financial position or liquidity.

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------


                         HARBOR BANKSHARES CORPORATION
               SUPPLEMENT TO 2000 ANNUAL REPORT TO STOCKHOLDERS

BOARD OF DIRECTORS
------------------

Joseph Haskins, Jr.             Chairman and Chief Executive Officer
James H. DeGraffenreidt, Jr.    Chairman and C.E.O./Washington Gas
Joe Louis Gladney               President/Gladney Transportation and Oil Company
Louis J. Grasmick               President and C.E.O./Louis J. Grasmick Lumber Co., Inc.
Sachinder Gupta                 President/E2CR, Inc.
Nathaniel Higgs, Th.B., D.D.    Pastor/Southern Baptist Church
Delores G. Kelley, Ph.D.        Senator/Maryland State Senate
Erich March                     Vice President/William C. March Funeral Home
John Paterakis                  President and Chief Executive Officer/H&S Bakery
John D. Ryder                   President, AXS Technologies
Edward St. John                 President and Chief Executive Officer/MIE Investment Co.
James Scott, Jr.                Principal/Penan & Scott, P.C.
Walter S. Thomas                Pastor/New Psalmist Church
Stanley W. Tucker               President, Meridian Management Group, Inc.
George F. Vaeth, Jr.            President/George Vaeth Associates, Inc.


EXECUTIVE OFFICERS
------------------

Joseph Haskins, Jr.             Chairman and C.E.O./Corporation and Bank
John Paterakis                  Chairman, Executive Committee/Corporation and Bank
Teodoro J. Hernandez            Treasurer/Corporation - Senior Vice President and Cashier/Bank
George F. Vaeth, Jr.            Secretary/Corporation and Bank


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

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

SHAREHOLDER INFORMATION
-----------------------

     MARKET SUMMARY OF STOCK
     -----------------------

     Harbor Bankshares Corporation is traded privately and is not listed by any exchange. During 2000 and 1999, there was little trading activity in the stock. The bid and ask prices during 2000 varied from $15.00 to $17.00 per share. During 1999 the bid and ask price varied from $17.00 to $18.00 per share. At December 31, 2000 the Corporation had 718 common stockholders of record.


     CASH DIVIDENDS
     --------------

     No dividends were paid during the year 2000. Exhibit E sets forth "Consolidated Quarterly Results of Operations, Market Prices and Dividends".


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

                                                  Harbour Bankshares Corporation
--------------------------------------------------------------------------------

                                                                       Exhibit A
                         HARBOR BANKSHARES CORPORATION
                      CONSOLIDATED THREE-YEAR STATEMENT:
               AVERAGE BALANCES, YIELDS/RATES AND INCOME EXPENSE
                            (dollars in thousands)

Year ended December 31,                                            2000                                1999
                                                      Average     Yields/        Income   Average     Yields/       Income
                                                      -------
                                                      Balances     Rates         Expense  Balances     Rates        Expense
                                                      --------    --------       -------  --------    ------      --------
ASSETS
U.S. Treasury Securities                             $      -       -  %        $     -  $      -       -  %       $     -
U.S. Government Agencies                               54,733      6.61           3,616    62,267      6.37          3,966
Interest-Bearing Deposits with Other Banks                546      5.68              31       654      5.81             38
FHLB Stock and Other Securities                           528      8.14              43       554      7.58             42
Federal Funds Sold                                      2,492      5.73             143     7,881      4.93            389
                                                     --------                   -------  --------                  -------
                                                       58,299      6.58%          3,833    71,356      6.21%         4,435
                                                     --------                   -------  --------                  -------
Loans
-----
Commercial Loans                                       30,094      9.82           2,958    21,884      9.12          1,996
Real Estate Mortgages                                  72,703      8.65           6,288    62,114      8.86          5,503
Consumer Loans                                          5,063     11.57             586     3,341     12.21            408
                                                     --------                   -------  --------                  -------
Loans Net of Unearned Income                          107,860      9.11           9,832    87,339      9.05          7,907
                                                     --------                   -------  --------                  -------
Total Earning Assets                                  166,159      8.22%        $13,665   158,695      7.78%       $12,342
                                                                                =======                            =======
Allowance for Possible Losses                            (724)                               (660)
Other Assets                                            9,471                              12,604
                                                     --------                            --------
     TOTAL ASSETS                                    $174,906                            $170,639
                                                     ========                            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Non-Interest Bearing Deposits                        $ 19,326      -   %        $     -  $ 14,744      -   %       $     -
                                                     --------                            --------
Interest-Bearing Transaction Accounts                  33,658      2.59             871    32,225      2.85            918
Savings                                                58,134      3.90           2,269    59,349      3.47          2,060
Time - $100,000 or more                                17,098      5.18             885    19,653      5.16          1,014
Other Time                                             30,165      5.35           1,615    28,736      4.83          1,390
                                                     --------                   -------  --------                  -------
Savings and Time Deposits                             139,055      4.05%          5,640   139,963      3.84%         5,382
                                                     --------                            --------
     TOTAL Deposits                                   158,381                             154,707
Other Borrowed Money                                    4,547      6.82%            310       800      5.00%            40
Notes payable                                           3,202      7.77             249     4,889      6.05            296
Other Liabilities                                         742         -               -       961         -              -
                                                     --------                            --------
     TOTAL Liabilities                                166,872      3.73%        $ 6,199   161,357      3.93%       $ 5,718
                                                                                =======                            =======
STOCKHOLDERS' EQUITY                                    8,034                               9,282
                                                     --------                            --------
TOTAL LIABILITIES AND STOCKHOLDER' S EQUITY          $174,906                            $170,639
                                                     ========                            ========


Net Yield on Interest Earning Assets                               4.49%                               3.85%
Benefit of Non-Interest Bearing Funds                               .51%                                .37%
Net Interest Margin                                                5.00%                               4.22%
                                                                      1998
                                                       Average     Yields/         Income
                                                       -------
                                                       Balances     Rates         Expense
                                                       --------    ------         -------
ASSETS
U.S. Treasury Securities                              $      -       -  %         $     -
U.S. Government Agencies                                36,970      6.69            2,476
Interest-Bearing Deposits with Other Banks               2,235      5.59              125
FHLB Stock and Other Securities                            514      7.20               37
Federal Funds Sold                                      12,870      5.45              702
                                                      --------                    -------
                                                        52,589      6.35%           3,340
                                                      --------                    -------
Loans
-----
Commercial Loans                                        14,053      9.44            1,326
Real Estate Mortgages                                   63,005      9.54            6,010
Consumer Loans                                           3,444     11.82              407
                                                      --------                    -------
Loans Net of Unearned Income                            80,502      9.62            7,743
                                                      --------                    -------
Total Earning Assets                                   133,091      8.33%         $11,083
                                                                                  =======
Allowance for Possible Losses                             (682)
Other Assets                                            12,550
                                                      --------
     TOTAL ASSETS                                     $144,959
                                                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Non-Interest Bearing Deposits                         $ 12,402                        -  %
                                                      --------
Interest-Bearing Transaction Accounts                   25,282      3.16              798
Savings                                                 37,559      3.38            1,266
Time - $100,000 or more                                 22,170      5.59            1,241
Other Time                                              30,313      5.08            1,541
                                                      --------                    -------
Savings and Time Deposits                              115,324      3.79%           4,846
                                                      --------
     TOTAL Deposits                                    127,726
Other Borrowed Money                                         -       -  %               -
Notes payable                                            5,796      5.12              297
Other Liabilities                                          911         -                -
                                                      --------                    -------
     TOTAL Liabilities                                 134,433      4.25%         $ 5,143
                                                                                  =======
STOCKHOLDERS' EQUITY                                    10,526
                                                      --------
TOTAL LIABILITIES AND STOCKHOLDER' S EQUITY
                                                      $144,959
                                                      ========

Net Yield on Interest Earning Assets                                4.08%
Benefit of Non-Interest Bearing Funds                                .38%
Net Interest Margin                                                 4.46%

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------
                                                                       Exhibit B
                        SUMMARY OF LOAN LOSS EXPERIENCE
                            (dollars in thousands)


Year ended December 31,                          2000       1999      1998      1997      1996
                                                 ----       ----      ----      ----      ----
Balance at Beginning of Period               $    678    $   699   $   654   $   889   $   817

Loans Charged Off:
   Commercial Loans                               228        291         -        58        14
   Real Estate Mortgages                           73        395        54        95         5
   Consumer Loans                                 103        239       149       160        34
                                             --------    -------   -------   -------   -------
   TOTAL Loans Charged Off                        404        925       203       313        53
                                             --------    -------   -------   -------   -------

Recoveries of Loans:
   Commercial Loans                                69         40         -         1        57
   Real Estate Mortgages                           16         26         3         -       ---
   Consumer Loans                                  27         35        32         5         8
                                             --------    -------   -------   -------   -------
   TOTAL Loans Recovered                          112        101        35         6        65
                                             --------    -------   -------   -------   -------

Net Loans Charged Off                             292        824       168       307       (12)
                                             --------    -------   -------   -------   -------
Provisions Charged to Operations                  346        803       213        72        60
                                             --------    -------   -------   -------   -------
Balance at End of Period                     $    732    $   678   $   699   $   654   $   889
                                             ========    =======   =======   =======   =======
Daily Average Amount of Loans                $107,860    $87,399   $80,502   $82,432   $81,158
                                             ========    =======   =======   =======   =======

Allowance for Possible Loan Losses to             .65%       .66%      .81%      .83%     1.04%
Loans Outstanding                            ========    =======   =======   =======   =======

Net Charge Offs to Average Loans                  .27%       .94%      .21%      .37%     (.01%)
Outstanding                                  ========    =======   =======   =======   =======


                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                            (dollars in thousands)



As of December 31,                 2000      1999     1998    1997     1996
                                   ----      ----     ----    ----     ----
Commercial Loans                   442      $ 317    $  59   $ 118     $  33
Real Estate Loans                  127        131       34      45        58
Consumer Loans                      17          4       34      46        36
Credit Cards                        16         10       37      35        90
Unallocated                        130        216      535     410       672
                                  ----      -----    -----   -----     -----
TOTAL Allowance for
Loan Losses                      $ 732      $ 678    $ 699   $ 654     $ 889
                                 =====      =====    =====   =====     =====

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

   Analysis of Changes in Net Interest Income                          Exhibit C
   ------------------------------------------

                          INTEREST VARIANCE ANALYSIS
                            (dollars in thousands)

                                             2000 COMPARED TO 1999                1999 COMPARED TO 1998
                                          Increase (Decrease) due to:          Increase (Decrease) due to:
                                          ---------------------------          ---------------------------

                                       Volume         Rate         Net        Volume       Rate         Net
                                       ------         ----         ---        ------       ----         ---
INTEREST INCOME

Loans                                  $1,858        $   67     $1,925        $  658      $(493)       $  165

Investment Securities                    (483)          133       (349)        1,698       (204)        1,494

Federal Funds Sold                       (266)           20       (246)         (272)       (41)         (313)

Other Interest Bearing Assets (1)          --            (6)        (6)          (87)         -           (87)
                                       ------        ------     ------        ------      -----        ------

                                       $1,109        $  214     $1,323        $1,997      $(738)       $1,259
TOTAL Interest Income                  ======        ======     ======        ======      =====        ======


INTEREST EXPENSE

Interest-Bearing Transaction
Accounts                               $   41        $  (88)    $  (47)       $  219      $ (99)       $  120

Savings                                   (42)          251        209           736         58           794

Time - $100,000 or more                  (132)            3       (129)         (141)       (86)         (227)

Other Time                                 69           156        225           (80)       (71)         (151)

Other Borrowed Money                      187            83        270            40          -            40

Notes Payable                            (102)           55        (47)          (46)        45            (1)
                                       ------        ------     ------        ------      -----        ------

                                       $   21        $  460     $  481        $  728      $(153)       $  575
TOTAL Interest Expense                 ======        ======     ======        ======      =====        ======

                                       $1,088        $ (246)    $  842        $1,269      $(585)       $  684
                                       ======        ======     ======        ======      =====        ======
NET INTEREST INCOME

Note: Loan fees, which were included in interest income, were $577 in 2000, $387 in 1999, and $262 in 1998. A change in Rate/Volume has been allocated to the change in rate.

(1)  Certificates of Deposit with other financial institutions.

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------
                                                                       Exhibit D
                Other Financial Information at December 31, 2000

Maturities of Certificates of Deposit of $100,000 or More
(dollars in Thousands)

----------------------------------------------------------------------------------------------------------------------------------
                   Three months or less    Over three months to   Over six months to 12      Over 12 months          Total
MATURITIES                                     six months              months
----------------------------------------------------------------------------------------------------------------------------------
Balance                  $ 6,446               $ 2,297                $ 10,825                  9,930                $ 29,498
----------------------------------------------------------------------------------------------------------------------------------
Percent to Total            21.9%                  7.8%                   36.7%                  33.6%                  100.0%
----------------------------------------------------------------------------------------------------------------------------------


Loan Portfolio by Type of Loan
(dollars in Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                    2000                  1999                  1998                1997               1996
Commercial                  $  33,515   29.8%     $  31,801   31.0%     $ 20,711     24.1%    $  9,041   11.6%   $  9,611   11.3%
Real Estate Commercial         32,500   28.9%        24,789   24.2%       17,026     19.8%      17,014   22.9%     13,667   16.0%
Real Estate Construction        2,836    2.5%         2,992    2.9%        2,014      2.3%       2,020    2.6%      1,349    1.6%
Real Estate Residential        35,260   31.4%        39,336   38.4%       42,664     49.7%      45,527   58.2%     57,002   66.8%
Consumer                        8,287    7.4%         3,583    3.5%        3,382      4.1%       3,768    4.7%      3,713    4.3%
------------------------------------------------------------------------------------------------------------------------------------

TOTAL LOANS                 $ 112,398  100.0%     $ 102,501  100.0%     $ 85,797    100.0%    $ 77,370  100.0%   $ 85,342  100.0%
------------------------------------------------------------------------------------------------------------------------------------

Investments Securities Summary
(dollars in Thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                       2000              1999               1998             1997         1996
-----------------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale:
 U.S. Treasury and Government Agency               $ 52,379          $ 49,061           $ 38,771         $ 11,993      $    986
 Mortgage Backed Securities                           2,265               712             15,845            1,917            --
 Equity Securities                                      600               555                470              585           583
-----------------------------------------------------------------------------------------------------------------------------------
 TOTAL Securities Available for Sale               $ 55,244            50,328             55,086           14,495         1,569
-----------------------------------------------------------------------------------------------------------------------------------
Securities Held to Maturity:
 U.S. Treasury and Government Agencies                   --                --             17,152           14,002        15,006
 Mortgage Backed Securities                              --                --                 --            1,000            --
 Other Debt Securities                                   27                20                 15               15            10
-----------------------------------------------------------------------------------------------------------------------------------
 TOTAL Securities Held to Maturity                       27                20             17,167           15,017        15,016
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL Investment Securities Portfolio              $ 55,271          $ 50,348           $ 72,253         $ 29,512        16,585
===================================================================================================================================
TOTAL Portfolio Yield                                   6.6%              6.4%               6.7%             6.6%          6.5%
-----------------------------------------------------------------------------------------------------------------------------------

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

                                                                      Exhibit E
                 Harbor Bankshares Corporation and Subsidiary
   Consolidated Quarterly Results of Operations, Market Prices and Dividends
                     (in thousands except per share data)

Year ended December 31,                                            2000
                                       --------------------------------------------------------------
                                                Fourth         Third          Second          First
                                               Quarter        Quarter        Quarter         Quarter
                                               ------         ------         -------         -------
Interest Income                                $ 3,561        $ 3,538         $3,284         $ 3,282
Interest Expense                                 1,734          1,541          1,459           1,465
                                       --------------------------------------------------------------
Net Interest Income                              1,827          1,997          1,825           1,817
Provision for Loan Losses                           60             90            136              60
                                       --------------------------------------------------------------
Net Interest Income after Provision              1,767          1,907          1,689           1,757
for Loan Losses
Non-Interest Income                                519            415            427             344
Gains on sale of Real Estate                        --             --                             --
CDFI Awards                                         --            126             --              --
Gains on sale of Loans                               4             --              5               2
Non-Interest Expense                             2,257          2,034          1,937           1,882
                                       --------------------------------------------------------------
Income Before Taxes                                 33            414            184             221
Income Tax Expense                                   8            141             63              75
                                       --------------------------------------------------------------
Net Income                                     $    25        $   273         $  121         $   146
                                       --------------------------------------------------------------

Per Share Amount
----------------
Net Income - Basic                             $   .05        $   .39         $  .17         $   .21
Net Income - Diluted                           $   .07        $   .39         $  .17         $   .17
                                       --------------------------------------------------------------
Market Price -        High                     $ 15.75        $ 15.75         $15.75         $ 17.00
                      Low                      $ 17.00        $ 15.75         $15.75         $ 15.75
Dividends Paid
                                       --------------------------------------------------------------

Year ended December 31,                                            1999
                                       -------------------------------------------------------------

                                             Fourth            Third          Second          First
                                            Quarter          Quarter         Quarter        Quarter
                                            -------          -------         -------        -------
Interest Income                             $ 3,189          $ 3,078          $3,009        $ 3,066
Interest Expense                              1,401            1,411           1,434          1,472
                                       -------------------------------------------------------------
Net Interest Income                           1,788            1,667           1,575          1,594
Provision for Loan Losses                        51              400             201            151
                                       -------------------------------------------------------------

Net Interest Income after Provision           1,737            1,267           1,374          1,443
for Loan Losses
Non-Interest Income                             380              360             332            279
Gains on sale of Real Estate                     --               --             112             --
CDFI Awards                                      --               --              --             --
Gains on sale of Loans                            5                1              (3)             4
Non-Interest Expense                          1,941            1,869           1,807          1,667
                                       -------------------------------------------------------------
Income Before Taxes                             181             (241)              8             59
Income Tax Expense                               64              (81)              2             21
                                       -------------------------------------------------------------
Net Income                                  $   117          $  (160)         $    6        $    38
                                       -------------------------------------------------------------

Per Share Amount
----------------
Net Income - Basic                          $   .17          $  (.23)         $   01        $   .05
Net Income - Diluted                        $   .13          $  (.18)         $  .01        $   .04
                                       -------------------------------------------------------------
Market Price -        High                  $ 17.00          $ 17.00          $18.00        $ 18.00
                      Low                   $ 17.00          $ 17.00          $17.00        $ 18.00
Dividends Paid                                                                              $   .25
                                       -------------------------------------------------------------