Form 10QSB
period 2001-03-31
HARBOR BANKSHARES CORP
filed 2001-05-07
CIK 889608

                                           FORM 10-QSB

                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549

                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 2001
                  --------------

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

Common stock, non-voting, $.01 Par value - 33,333 shares as of March 31, 2001. Common stock, $.01 Par value -- 656,536 shares as of March 31, 2001

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


                                      INDEX
                                      -----

PART I   FINANCIAL INFORMATION
         ---------------------

         Item 1  Financial Statements

                 Consolidated Statements of Condition - March 31, 2001 (Unaudited) and December 31, 2000

                 Consolidated Statements of Income (Unaudited) Three months Ended March 31, 2001 and 2000

                 Consolidated Statement of Cash Flows (Unaudited) - Three months Ended March 31, 2001 and 2000

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

         Item 1  Legal Proceedings
         Item 2  Changes in Securities
         Item 3  Defaults upon Senior Securities

         Item 4  Submission of Matters to a Vote of Security Holders
         Item 5  Other Information
         Item 6  Exhibits and Reports on Form 8-K


SIGNATURES
----------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                                                March 31     December 31
                                                                                  2001          2000
                                                                                  -----       ------
                                                                                     (Unaudited)
                                                                                     -----------
                                                                                 Dollars in Thousands
ASSETS
------
Cash and Due from Banks                                                         $   8,554    $   5,223
Interest Bearing Deposits in Other Banks                                              653          641
Investment Securities:
     Held to maturity (market values of $27
     as of March 31, 2001 and $27 as of
     December 31, 2000)                                                                27           27
     Available for Sale                                                            60,384       55,244
                                                                                ---------    ---------
                 Total Investment Securities                                       60,411       55,271
                                                                                ---------    ---------
Federal Funds Sold                                                                 27,188           --
Loans(Net of unearned income)                                                     102,668      112,398
Reserve for Possible Loan Losses                                                     (755)        (733)
                                                                                ---------    ---------
                 Net Loans                                                        101,913      111,665
                                                                                ---------    ---------
Property and Equipment - Net                                                        1,324        1,346
Other Real Estate Owned                                                                62           37
Goodwill                                                                            2,755        2,837
Accrued Interest Receivable and Other Assets                                        8,045        7,497
                                                                                ---------    ---------
                 TOTAL ASSETS                                                   $ 210,905    $ 184,517
                                                                                =========    =========
LIABILITIES
-----------
Deposits:

         Non-Interest Bearing Demand                                            $  18,300    $  18,883
         Interest Bearing Transaction Accounts                                     43,009       37,149
         Savings                                                                   68,595       55,748
         Time, $100,000 or more                                                    38,610       29,499
         Other Time                                                                28,239       28,003
                                                                                ---------    ---------
                 Total Deposits                                                   196,753      169,282
Accrued Interest and Other Liabilities                                                981          989
Short Term Borrowings                                                                  --        2,000
Notes Payable                                                                       2,000        2,000
                                                                                ---------    ---------
                  TOTAL LIABILITIES                                               199,734      174,271
                                                                                ---------    ---------
STOCKHOLDERS' EQUITY
Common stock, non voting, - par value $.01 per share: Authorized 10,000,000 shares; at 656,536 at March 31, 2001 and 656,455 at December 31, 2000 and
33,333 common non-voting March 31, 2001 and December 31, 2000                           7            7
Capital Surplus                                                                     6,501        6,500
Retained Earnings                                                                   4,961        4,809
Accumulated other comprehensive (loss) income                                        (298)      (1,070)
                                                                                ---------    ---------
         TOTAL STOCKHOLDERS' EQUITY                                                11,171       10,246
                                                                                ---------    ---------
         TOTAL LIABILITIES & STOCKHOLDERS'
         EQUITY                                                                 $ 210,905    $ 184,517
                                                                                =========    =========

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME


                                                         Three Months Ended
                                                              March 31
                                                       ----------------------
                                                           2001     2000
                                                           ----     ----
                                                             (Unaudited)
                                                            In Thousands
                                                        Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                                 $2,435   $2,302
Interest on Investment Securities (Taxable)                   929      909
Interest on Deposits in Other Banks                             9        6
Interest on Federal Funds Sold                                217       65
                                                           ------   ------
         TOTAL INTEREST INCOME                              3,590    3,282
                                                           ------   ------
INTEREST EXPENSE
Interest on Deposits
         Savings                                              648      622
         Interest Bearing Transaction Accounts                236      222
         Time $100,000 or More                                420      185
         Other Time                                           422      352
         Interest on Borrowed Funds                             9        1
         Interest on Notes Payable                             35       83
                                                           ------   ------
TOTAL INTEREST EXPENSE                                      1,770    1,465
                                                           ------   ------
NET INTEREST INCOME                                         1,820    1,817
         Provision for Possible Loan Losses                   100       60
                                                           ------   ------
NET INTEREST INCOME AFTER
PROVISION FOR POSSIBLE LOAN LOSSES                          1,720    1,757
                                                           ------   ------
NON-INTEREST INCOME
         Service Charges on Deposit Accounts                  254      246
         Other Income                                         270      100
         Realized Gains on Available for Sale Securities       18       --
                                                           ------   ------
                                                              542      346
                                                           ------   ------
NON-INTEREST EXPENSES
         Salaries and Employee Benefits                       987      828
         Occupancy Expense of Premises                        197      212
         Equipment Expense                                    173      200
         Data Processing Expense                              219      180
         Deposit Assessments and Related Fees                  22        8
         Goodwill Amortization                                  8       83
         Other Expenses                                       362      371
                                                           ------   ------
                                                            2,043    1,882
                                                           ------   ------
INCOME BEFORE INCOME TAXES                                    219      221
Applicable Income Taxes                                        67       75
                                                           ------   ------
NET INCOME                                                 $  152   $  146
                                                           ------   ------
BASIC EARNINGS PER SHARE                                   $  .22   $  .21
DILUTED EARNINGS PER SHARE                                 $  .21   $  .17
AVERAGE COMMON SHARES
OUTSTANDING                                                   689      689
         Dividends Declared per Share                      $   --   $   --


(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Three Months Ended
                                                                        March 31
                                                                ----------------------
                                                                    2001        2000
                                                                       (Unaudited)
                                                                   Dollars in Thousands
OPERATING ACTIVITIES
Net Income                                                      $    152    $    146
Adjustments to Reconcile Net Income to Net Cash
         and Cash Equivalents Provided by (Used in) Operating
         Activities:

         Origination of Loans Held for Sale                         (487)         --
         Proceeds from the Sale of Loans Held for Sale               487         261
         Gains on sale of loans                                       (3)         (2)
         Provision for Possible Loan Losses                          100          60
         Depreciation and Amortization                               239         246
         Decrease (Increase) in Interest Receivable and Other       (469)         26
         Increase (Decrease) in Interest Payable and Other
         Liabilities                                                  (8)         70
                                                                --------    --------
Net Cash Provided by (Used in) Operating Activities                   11         807
                                                                --------    --------
INVESTING ACTIVITIES
Net Decrease in Deposits at Other Banks                               12         115
Purchase of Investments Securities Available for Sale             (5,941)         --
Proceeds from Investment Securities Available for Sale             1,315          --
Proceeds from maturity of Investment Securities
 held to maturity                                                     --         169
Net (Increase) Decrease in Loans                                   9,784      (1,084)
Purchase of Premises and Equipment                                  (134)       (102)
                                                                --------    --------
Net Cash Used in Investing Activities                              5,036        (902)
                                                                --------    --------


FINANCING ACTIVITIES
Net Increase (Decrease) in Non-Interest Bearing
Transaction Accounts                                                (583)      5,352
Net Increase (Decrease) in Interest Bearing
Transaction Accounts                                               5,860      (4,449)
Net Increase (Decrease) in Savings Deposits                       12,847     (10,069)
Net Increase (Decrease) in Time Deposits                           9,347      (3,667)
Short Term Borrowings                                             (2,000)      3,000
                                                                --------    --------
Net Cash Used in  by Financing Activities                         25,471      (9,833)
                                                                --------    --------
Decrease in Cash and Cash Equivalents                             30,518      (9,928)
Cash and Cash Equivalents at Beginning of Period                   5,224      15,973
                                                                --------    --------
Cash and Cash Equivalents at End of Period                      $ 35,742    $  6,045
                                                                ========    ========

(See Notes to Unaudited Consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2001

Note A:        Basis of Presentation
               ---------------------

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Note B:        Comprehensive Income
               --------------------

               Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources. Presented below is a reconciliation of net income to comprehensive income indicating the component of other comprehensive income:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                           2001   2000
                                                           ----   ----
               Net Income                                  $152   $146

               - Other Comprehensive Income:
                 Unrealized Holding Gains (Losses)
                 Arising During the period                  772    266
               - Less: Reclassified Adjustments for
                 gains included in Net Income                --     --
                                                           ----   ----

               Other Comprehensive Income, Before
               Tax                                          772    266

               Income Tax Expense Related to items
               of Other Comprehensive Income                262     90
                                                           ----   ----

               Other Comprehensive Income                   510    176
                                                           ----   ----

               Comprehensive Income                        $662   $322
                                                           ====   ====

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

Note: D         Accounting for Transfers and Servicing of Financial
                ---------------------------------------------------
                  Assets and Extinguishment of Liabilities
                  ----------------------------------------

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

Note: E         FAIR VALUE OF FINANCIAL INSTRUMENTS

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

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

Note: F Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of potentially dilutive transactions or conversions. This computation of diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method which could occur if contracts to issue common stock were exercised, such as stock options, and shared in corporate earnings.

The following table presents a summary of per share data and amounts for the period indicated:

                                                             Three Months Ended
                                                            ========   ========
                                                            March 31,  March 31
                                                              2001       2000
                                                              ----       ----

                Basic:

                Net income applicable to common stock       $152,013   $146,212
                                                            ========   ========
                Average common shares outstanding            689,815    689,212
                                                            ========   ========
                Basic net income per share                  $    .22   $    .21
                                                            ========   ========

                Diluted:

                Net income applicable to common stock       $152,013   $146,212
                                                            ========   ========
                Average common shares outstanding            689,815    689,577

                Stock option adjustment                       20,962      6,219
                                                            --------   --------
                Diluted average common shares outstanding    710,777    683,358
                                                            ========   ========
                Diluted net income per share                $    .21   $    .21
                                                            ========   ========

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION

                Item II. Management's Discussion and Analysis of Financial
                         Condition and Results of Operations

                Harbor Bankshares Corporation's earnings for the first quarter of 2001 totaled $152 thousand, an increase of $6 thousand or 4.1 percent when compared to the first quarter of 2000. The earnings for the first quarter of 2001, reflect a higher loan loss reserve, lower interest expense in reference to the note payable and a gain of $18 thousand on available for sale securities. The annualized return of average assets (ROAA) and average stockholders equity (ROAE) during the first quarter were .31 percent and 5.31 percent, respectively.

                Net interest income increased by $3 thousand over last year's first quarter. Interest and fees on loans increased by $133 thousand or 5.7 percent. Interest on Investment securities increased by $20 thousand or 2.2 percent reflecting a flat investment portfolio. Interest on Federal Funds sale increased by $152 thousand or 233.8 percent reflecting the increase in deposits as well as pay-offs in the Commercial loans portfolio of $11 million. Interest expense on saving accounts increased by $26 thousand or 4.2 percent. Interest on time deposits increased by $305 thousand or 56.8 percent reflecting a substantial growth in those categories. Interest expense on borrowed funds from the Federal Home Loan Bank were $9 thousand. The interest expense on notes payable decreased from $83 thousand during the first quarter of 2000 to $35 thousand as of March 31, 2001. The pay-off of some of the outstanding debt and a negotiated lower interest rate on the present borrowings contributed to the decrease.

                The provision for possible Loan Losses was $100 thousand for the first quarter of 2001, reflecting an increase of $40 thousand or
                66.6 percent when compared to the $60 thousand allocated for the first quarter of 2000. Charge-offs for the quarter totaled $93 thousand and recoveries $16 thousand.

                Non-interest income increased by $196 thousand or 56.6 percent primarily from earnings on cash surrender value on life insurance, earnings on cashier's check float which were outsourced during the later part of 2000 and miscellaneous customer fees. Included in the non-interest income totals is a gain of $18 thousand on the sale of available for sale securities. Non-interest expense increased by $161 thousand or
                8.6 percent. Salary and benefits increased by $159 thousand or
                19.2 percent reflecting additional staff as well as salary and benefits increases. Occupancy and equipment expenses decreased by $15 thousand and $27 thousand or 7.1 percent and 13.5 percent respectively, reflecting the closing of a branch facility during the later part of 2000. Goodwill amortization at $83 thousand remained the same as the previous year first quarter. Deposits assessment (FDIC Insurance), increased by $14 thousand or 175.0 percent. Other expenses decreased by $9 thousand or 2.4 percent.

                As of March 31, 2001, total deposits were $196.8 million, reflecting an increase of $27.5 million or 16.2 percent. Interest bearing transaction accounts increased by $5.9 million or 15.8 percent. Time deposits over $100 thousand increase by $9.1 million or 30.9 percent and saving deposits increased by $12.8 million or 23.0 percent.

                Net loans decreased by $9.8 million or 8.7 percent, reflecting the pay off of approximately $11.0 million in commercial loans.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                Stockholders' equity increased by $925 thousand or 9.0 percent. Earnings of $152 thousand combined with a decrease of $772 thousand in the unrealized losses on available-for-sale securities were the main reasons for the increase. Primary and risk based capital for the Corporation were 4.1 and 8.2 percent respectively.

                The Corporation stock is traded privately. During the first quarter of 2001, a few trades were registered at $17.00 per share.

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

                                  None

         Item III. Defaults Upon Senior Securities

                                  None

         Item IV.  Submission of Matters to a Vote of Security Holders
                   ---------------------------------------------------

                The 2001 Annual Meeting of the Stockholders of
                Harbor Bankshares Corporation was held on April 15, 2001.

                The stockholders elected the following
                nominees to the Corporation's Board of
                Directors to serve a three year term. The following shows the separate tabulation of votes for each nominee:

                                               Number of Votes

                Three Years                    For                Against
                -----------                    ---                -------
                John Paterakis               413,454               2,103
                James Scott, Jr              413,454               2,103
                Edward St. John              413,454               2,103
                Walter S. Thomas             412,603               2,954
                George F. Vaeth, Jr.         413,454               2,103

         Item V.   Other Information

                   None

         Item VI.  Exhibits and Reports on Form 8-K
                   --------------------------------

                   Exhibit II - Statement Regarding Computation of per Share
            Earnings

                   The Company did not file any report on Form
                   8-K for the period ending March 31, 2001.

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

                          HARBOR BANKSHARES CORPORATION

Date:  5-1-01              /s/  Joseph Haskins, Jr.
     ------------------    --------------------------------
                               Joseph Haskins, Jr.
                               Chairman, President and Chief Executive Officer



Date:  5-1-01              /s/  Teodoro J. Hernandez
      -----------------    ---------------------------------
                               Teodoro J. Hernandez
                               Treasurer