Form 10QSB
period 2001-06-30
HARBOR BANKSHARES CORP
filed 2001-08-09
CIK 889608

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

       ----------------------------------------------------------------


For quarter ended June 30, 2001
                  -------------

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

Not Applicable
---------------
Former name, address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   X YES___ NO
                                   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, non-voting, $.01 Par value - 33,333 shares as of June 30, 2001. Common stock, $.01 Par value -- 679,422 shares as of June 30, 2001
------------------------------------------------------------------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

________________________________________________________________________________


                                     INDEX
                                     -----

PART I   FINANCIAL INFORMATION
         ---------------------

         Item 1    Financial Statements


                   Consolidated Statements of Condition - June 30, 2001 (Unaudited) and December 31, 2000

                   Consolidated Statements of Income (Unaudited) Six months Ended June 30, 2001 and 2000

                   Consolidated Statements of Income (Unaudited) - Three months Ended June 30, 2001 and 2000

                   Consolidated Statement of Cash Flows (Unaudited) - Three months Ended June 30, 2001 and 2000

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



SIGNATURES
----------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

________________________________________________________________________________
                     CONSOLIDATED STATEMENTS OF CONDITION

                                                               June 30              December 31
                                                                 2001                   2000
                                                                 ----                   ----
                                                                        (Unaudited)
                                                                        -----------
                                                                   Dollars in Thousands
ASSETS
------
Cash and Due from Banks                                       $   4,782              $   5,223
Interest Bearing Deposits in Other Banks                          1,095                    641
Investment Securities:
     Held to maturity (fair values of $ 2,038
     as of June 30, 2001 and $27 as of
     December 31,2000)                                            2,048                     27
     Available for Sale                                          59,924                 55,244
                                                              ---------              ---------
                  Total Investment Securities                    61,972                 55,271
                                                              ---------              ---------
Federal Funds Sold                                               16,507                   --
Loans(Net of unearned income)                                   104,577                112,398
Allowance for Loan Losses                                          (815)                  (733)
                                                              ---------              ---------
                  Net Loans                                     103,762                111,665
                                                              ---------              ---------
Property and Equipment - Net                                      1,156                  1,346
Other Real Estate Owned                                              49                     37
Goodwill Net                                                      2,672                  2,837
Accrued Interest Receivable and Other Assets                      8,541                  7,497
                                                              ---------              ---------
                  TOTAL ASSETS                                $ 200,536              $ 184,517
                                                              =========              =========
LIABILITIES
-----------
Deposits:
         Non-Interest Bearing Demand                          $  24,736              $  18,883
         Interest Bearing Transaction Accounts                   18,753                 16,536
         Savings                                                 81,743                 76,361
         Time, $100,000 or more                                  33,517                 29,499
         Other Time                                              27,396                 28,003
                                                              ---------              ---------
                  Total Deposits                                186,145                169,282
Accrued Interest and Other Liabilities                            1,120                    989
Short Term Borrowings                                              --                    2,000
Notes Payable                                                     2,000                  2,000
                                                              ---------              ---------
                   TOTAL LIABILITIES                            189,265                174,271
                                                              ---------              ---------
STOCKHOLDERS' EQUITY
Common stock, non voting, - par value $.01 per share:
Authorized 10,000,000 shares; at 679,422 at June 30,
2001 and 656,455 at December 31, 2000 and 33, 333
common non-voting June 30, 2001 and
December 31, 2000                                                    7                       7
Capital Surplus                                                  6,846                   6,500
Retained Earnings                                                5,092                   4,809
Accumulated other comprehensive loss                              (674)                 (1,070)
                                                             ---------               ---------
         TOTAL STOCKHOLDERS' EQUITY                             11,271                  10,246
                                                             ---------               ---------
         TOTAL LIABILITIES & STOCKHOLDERS'
         EQUITY                                              $ 200,536               $ 184,517
                                                             =========               =========

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

________________________________________________________________________________
                       CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended
                                                              June 30
                                                      2001             2000
                                                      ----             ----
                                                           (Unaudited)
                                                           In Thousands
                                                      Except per Share Data

INTEREST INCOME
Interest and Fees on Loans                            $2,336          $2,348
Interest on Investment Securities (Taxable)              957             904
Interest on Deposits in Other Banks                       13               7
Interest on Federal Funds Sold                           294              25
                                                      ------          ------
         TOTAL INTEREST INCOME                         3,600           3,284
INTEREST EXPENSE
Interest on Deposits
         Savings                                         720             535
         Interest Bearing Transaction Accounts            38             193
         Time $100,000 or More                           479             175
         Other Time                                      408             365
         Interest on Borrowed Funds                      -0-             109
         Interest on Notes Payable                        35              82
                                                      ------          ------
         TOTAL INTEREST EXPENSE                        1,680           1,459
                                                      ------          ------
         NET INTEREST INCOME                           1,920           1,825
         Provision for Possible Loan Losses              100             136
                                                      ------          ------
         NET INTEREST INCOME AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES            1,820           1,689
NON-INTEREST INCOME
         Service Charges on Deposit Accounts             254             275
         Other Income                                    225             157
         Realized Gains on Available for sale
         Securities                                       28             -0-
                                                      ------          ------
                                                         507             432
NON-INTEREST EXPENSES
         Salaries and Employee Benefits                1,009             860
         Occupancy Expense of Premises                   192             202
         Equipment Expense                               169             201
         Data Processing Expense                         244             184
         Deposit Assessments and Related Fees             20               8
         Goodwill Amortization                            83              83
         Other Expenses                                  421             399
                                                      ------          ------
                                                       2,138           1,937
INCOME BEFORE INCOME TAXES                               189             184
         Applicable Income Taxes                          58              63
                                                      ------          ------
NET INCOME                                            $  131          $  121
                                                      ------          ------
BASIC EARNINGS PER SHARE                              $  .19          $  .17
DILUTED EARNINGS PER SHARE                            $  .18          $  .17
AVERAGE COMMON SHARES
OUTSTANDING                                              697             689
         Dividends Declared per Share                 $   --          $   --

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

------------------------------------------------------------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                                                                               Six Months Ended
                                                                                   June 30
                                                                          2001                  2000
                                                                          ----                  ----
                                                                                  (Unaudited)
                                                                                 In Thousands
                                                                             Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                                             $   4,771              $  4.650
Interest on Investment Securities (Taxable)                                1,886                 1,813
Interest on Deposits in Other Banks                                           22                    13
Interest on Federal Funds Sold                                               511                    90
                                                                       ---------              --------
TOTAL INTEREST INCOME                                                      7,190                 6,566
                                                                       ---------              --------
INTEREST EXPENSE
Interest on Deposits
         Savings                                                           1,566                 1,434
         Interest Bearing Transaction Accounts                                76                   138
         Time $100,000 or More                                               899                   360
         Other Time                                                          830                   717
         Interest on Borrowed Funds                                            9                   110
         Interest on Notes Payable                                            70                   165
                                                                       ---------              --------
TOTAL INTEREST EXPENSE                                                     3,450                 2,924
                                                                       ---------              --------
NET INTEREST INCOME                                                        3,740                 3,642
         Provision for Possible Loan Losses                                  200                   196
                                                                       ---------              --------
NET INTEREST INCOME AFTER
PROVISION FOR POSSIBLE LOAN LOSSES                                         3,540                 3,446
NON-INTEREST INCOME
         Service Charges on Deposit Accounts                                 508                   521
         Other Income                                                        495                   257
         Realized Gains on Available for Sale Securities                      46                    -0-
                                                                       ---------              --------
                                                                           1,049                   778
NON-INTEREST EXPENSES
         Salaries and Employee Benefits                                    1,996                 1,688
         Occupancy Expense of Premises                                       389                   414
         Equipment Expense                                                   342                   401
         Data Processing Expense                                             463                   364
         Deposit Assessments and Related Fees                                 42                    16
         Goodwill Amortization                                               166                   166
         Other Expenses                                                      783                   770
                                                                       ---------              --------
                                                                           4,181                 3,819
                                                                       ---------              --------
INCOME BEFORE INCOME TAXES                                                   408                   405
Applicable Income Taxes                                                      125                   138
                                                                       ---------              --------
NET INCOME                                                             $     283              $    267
                                                                       =========              ========
BASIC EARNINGS PER SHARE                                               $     .40              $    .38
DILUTED EARNINGS PER SHARE                                             $     .39              $    .38
AVERAGE COMMON SHARES
OUTSTANDING                                                                  693                   689
         Dividends Declared per Share                                  $      --              $     --

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

---------------------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       Six Months Ended
                                                                           June 30
                                                                     --------------------
                                                                      2001               2000
                                                                           (Unaudited)
                                                                       Dollars in Thousands
OPERATING ACTIVITIES
Net Income                                                      $    283           $    267
Adjustments to Reconcile Net Income to Net Cash
         and Cash Equivalents Provided by (Used in) Operating
         Activities:
         Gains on sale of loans                                       (5)                (7)
         Provision for Possible Loan Losses                          200                196
         Depreciation and Amortization                               474                493
         Increase in Interest Receivable and Other Assets           (891)              (335)
         Increase (Decrease) in Interest Payable and Other
         Liabilities                                                 131                (22)
                                                                --------           --------
Net Cash Provided by Operating Activities                            192                592
                                                                --------           --------
INVESTING ACTIVITIES
Net Increase in Deposits at Other Banks                             (454)              (289)
Purchase of Investments held to Maturity                          (2,000)               (65)
Purchase of Investments Securities Available for Sale            (14,914)                -0-
Proceeds from Investment Securities held to Maturity                  -0-               354
Proceeds from Called Securities available for Sale                 2,000                 -0-
Proceeds from Investment Security held for Sale                    8,243                 -0-
Proceeds from the Sales of Loans                                   1,129              1,126
Net (Increase) Decrease in Loans                                   8,070             (6,912)
Purchase of Premises and Equipment                                  (118)              (287)
                                                                --------           --------
Net Cash Provided by
          (Used in) Investing Activities                           1,956             (6,073)
                                                                --------           --------

FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing
          Transaction Accounts                                     5,853              4,366
Net Increase (Decrease) in Interest Bearing
          Transaction Accounts                                     2,217               (535)
Net Increase (Decrease) in Savings Deposits                        5,382            (16,256)
Net Increase (Decrease) in Time Deposits                           3,411             (2,136)
Short Term Borrowings                                             (2,000)             9,000
Principal Payment Notes Payable                                                      (1,000)
Sale of common Stock                                                 346                  1
                                                                --------           --------
Net Cash Provided by (Used In) Financing Activities               15,209             (6,560)
Increase (Decrease) in Cash and Cash Equivalents                  17,257            (12,041)
                                                                --------           ---------
Cash and Cash Equivalents at Beginning of Period                   3,932             15,973
Cash and Cash Equivalents at End of Period                      $ 21,289           $  3,932
                                                                ========           ========

(See Notes to Unaudited Consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

             Notes to Unaudited Consolidated Financial Statements
                                 June 30, 2001

Note A:  Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Note B:  Comprehensive Income
         --------------------

         Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources. Presented below is a reconciliation of net income to comprehensive income indicating the component of other comprehensive income:

                                                  Six Months Ended June 30,
                                                  ------------------------

                                                   2001              2000
                                                   ----              ----
Net Income                                         $283              $267
                                                   ----              ----

- Other Comprehensive Income:
 Unrealized Holding Gains (Losses)
 Arising During the period                          396               278
- Less: Reclassified Adjustments for gains
 Included in Net Income                              --                --
                                                 ------           -------


Other Comprehensive Income(Loss) Before
Tax                                                 396               278


Income Tax Expense Related to
items of Other Comprehensive Income                 135                95
                                                   ----              ----

Other Comprehensive Income                          261               183
                                                   ----              ----


Comprehensive Income                               $544              $450
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

                  Certain provisions of the statement related to the recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for the Corporation for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and Extinguishments of liabilities are effective for transactions occurring after March 30 2001.

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

----------------------------------------------------------------------------

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

The following table presents a summary of per share data and amounts for the period indicated:

                                               Six Months Ended        Three Months Ended
                                               ----------------        ------------------

                                            June 30,    June 30        June 30    June 30
                                              2001        2000           2001       2000
                                              ----        ----           ----       ----
Basic:

Net income applicable to common stock      $ 282,922   $ 267,215     $ 130,909   $ 121,003
                                           =========   =========     =========   =========

Average common shares outstanding            693,271     689,577       693,271     689,577
                                           =========   =========     =========   =========

Basic net income per share                 $     .40   $     .38     $     .19   $     .17
                                           =========   =========     =========   =========

Diluted:

Net income applicable to common stock      $ 282,922   $ 267,215     $ 130,909   $ 121,003
                                           =========   =========     =========   =========

Average common shares outstanding            693,271     689,577       693,271     689,577

Stock option adjustment                       18,446      11,031        15,861       6,972
                                           ---------   ---------     ---------   ---------


Diluted average common shares outstanding    711,717     700,608       709,132     696,549
                                           =========   =========     =========   =========

Diluted net income per share               $     .39   $     .38     $     .18   $     .17
                                           =========   =========     =========   =========

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

----------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION
------   ---------------------

         Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Harbor Bankshares Corporation's earnings for the second quarter of 2001 totaled $131 thousand, an increase of $10 thousand or 8.3 percent when compared to the second quarter of 2000. Net interest income increased by $95 thousand or 5.2 percent. Interest expense for the period increased by $221 thousand or 12.1 percent. Non-interest income increased by $75 thousand or 17.3 percent, included in the non-interest income are gains on available for sale securities of $28 thousand. Non-interest expenses for the quarter increased by $201 thousand or 10.4 percent, salaries and benefits increased by $149 thousand or 17.3 percent. Other expenses increased by $52 thousand or
         4.8 percent reflecting general increases in the other non-interest expense categories. The provision for loan losses decreased by $36 thousand or 26.5 percent.

         Year to date earnings as of June 30, 2001, were $283 thousand or $.40 basic earnings per share. Return on Average Assets (ROAA) and Return on Average Equity (ROAE) were .14 percent and 2.58 percent respectively.

         Net interest income increased by $98 thousand or 2.7 percent over last year's second quarter. The net interest income was affected by the prime interest rates cuts which began during the first quarter, with a total interest rate drop of 2.75 percent for the first six months of 2001.

         Interest on investment securities increased by $73 thousand or 4.0 percent while interest and fees on loans increased by $121 thousand or
         2.6 percent. Interest expense increased by $526 thousand or 18.0 percent. Interest expense on savings deposits by $132 thousand or 9.2 percent and time deposits reflected an increase of $652 thousand or
         60.5 percent reflecting the growth in those deposits. Interest on Notes Payable decreased by $95 thousand or 57.5 percent due to the reduction f the outstanding debt and a negotiated lower rate. Included in the interest expense, were $9 thousand of interest in borrowings from the Federal Home Loan Bank of Atlanta.

         The provision for possible Loan Losses was $200 thousand for the six months ended June 30, 2001. Charge Offs as of the end of the second quarter totaled $146 thousand and recoveries $29 thousand.

         Non-interest income increased by $271 thousand on 34.7 percent. Service charges on deposit accounts decreased by $13 thousand or 2.5 percent. Other non-interest income increased by $284 thousand. Included in the other non-interest income were $102 thousand of earnings on increase in value of cash surrender value of life insurance and $108 thousand of ATM fees and $46 thousand of realized gains on available for sale securities. Fee income from the subsidiary of the Bank, Harbor Financial Services, was $60 thousand. They had earnings of $4 thousand as of June 30, 2001. Non-interest expense increased by $362 thousand or
         9.5 percent. Salary and benefits increased by $308 thousand or 18.2 percent reflecting additional staff as well as salary and benefit increases.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

-----------------------------------------------------------------------------

         Occupancy expense decreased by $25 thousand or 6.0 percent reflecting the closing of one of the Bank's branches which occurred during the last quarter of 2000. Equipment expense decreased by $59 thousand or
         14.7 percent due to the cost incurred during the year 2000 associated with purchases and upgrades during that year. Goodwill amortization at $166 thousand remained the same as the previous year. Other expenses increased by $13 thousand or 1.7 percent.

         As of June 30, 2001, Investment securities reflected an increase of $6.7 million or 12.1 percent, while loans at $104.6 million reflected a decrease of $7.8 million or 6.9 percent due to pay off in the Commercial Loan category. Federal Fund sold as of period end were $16.5 million.

         Total deposits were $186.1 million reflecting an increase of $16.9 million or 9.9 percent when compared to December 31, 2000. Interest bearing transaction accounts increased by $2.2 million or 13.4 percent while non-interest bearing transaction accounts increased by $5.8 million or 31.0 percent. Saving deposits increased by $5.3 million or
         7.0 percent. Time deposits over $100 thousand increased by $4.0 million or 13.6 percent while other time deposits decreased $607 thousand or
         2.2 percent. There were no short term borrowings as of June 30, 2001

         Shareholder's equity increased by $1.0 million or 10.0 percent. Net earnings of $283 thousand coupled with proceeds from the sale of stock of $346 thousand and a decrease of $396 thousand in the unrealized losses on available for sale securities were the reasons for the increase. Primary and risk based capital for the Corporation were 4.6 percent and 8.8 percent respectively.

         The Corporation stock is traded privately. During the period, a few trades were registered at $17.00 per share.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

-----------------------------------------------------------------------------

Part II.    OTHER INFORMATION
-------     -----------------

            Item I.      Legal Proceedings
                         ------------------

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


            Item V.      Other Information
                         -----------------

                         None

            Item VI.     Exhibits and Reports on Form 8-K
                         --------------------------------

                         Exhibit II - Statement Regarding Computation of per Share Earnings

                         The Company did not file any report on Form 8-K for the period ending June 30, 2001.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

-----------------------------------------------------------------------------

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        HARBOR BANKSHARES CORPORATION


Date:  8/8/01                        /s/ Joseph Haskins, Jr.
      --------                   ----------------------------------------
                                 Joseph Haskins, Jr.
                                 Chairman, President and Chief Executive Officer



Date:  8/8/01                        /s/ Teodoro J. Hernandez
      --------                   ----------------------------------------
                                 Teodoro J. Hernandez
                                 Treasurer