Form 10QSB
period 2001-09-30
HARBOR BANKSHARES CORP
filed 2001-11-07
CIK 889608

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              ---------------------------------------------------

For quarter ended September 30, 2001
                  ------------------

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

                                    X  YES___ NO
                                   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, non-voting, $.01 Par value - 33,333 shares as of September 30,
2001.
Common stock, $.01 Par value -- 688,551 shares as of September 30, 2001
-----------------------------------------------------------------------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

                                     INDEX
                                     -----

PART I  FINANCIAL INFORMATION
        ---------------------

        Item 1   Financial Statements

                 Consolidated Statements of Condition - September 30, 2001 (Unaudited) and December 31, 2000

                 Consolidated Statements of Income, Unaudited
                 - Three months Ended September 30, 2001 and 2000

                 Consolidated Statements of Income, Unaudited
                 - Nine months Ended September 30, 2001 and 2000

                 Consolidated Statement of Cash Flows (Unaudited) - Nine months Ended September 30, 2001 and 2000

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



SIGNATURES
----------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CONDITION

                                                                 September 30             December 31
                                                                     2001                     2000
                                                                     ----                     ----
                                                                 (Unaudited)
                                                                 -----------
                                                                          Dollars in Thousands
ASSETS
------
Cash and Due from Banks                                            $  7,971                 $ 5,223
Interest Bearing Deposits in Other Banks                              1,194                     641
Investment Securities:
     Held to maturity (market values of  $2,127
     as of September 30, 2001 and $27 as of
     December 31, 2000)                                               2,051                      27
     Available for Sale                                              60,422                  55,244
                                                                    -------                 -------
                  Total Investment Securities                        62,473                  55,271
                                                                    -------                 -------
Federal Funds Sold                                                    6,592                      --
Loans(Net of unearned income)                                       102,961                 112,398
Allowance for Loan Losses                                              (873)                   (733)
                                                                    -------                 -------
                  Net Loans                                         102,088                 111,665
                                                                    -------                 -------
Property and Equipment - Net                                          1,050                   1,346
Other Real Estate Owned                                                 -0-                      37
Goodwill and Other Intangible Assets                                  2,589                   2,837
Accrued Interest Receivable and Other Assets                          7,444                   7,497
                                                                    -------                 -------
                  TOTAL ASSETS                                     $191,401                $184,517
                                                                    =======                 =======
LIABILITIES
-----------
Deposits:
         Non-Interest Bearing Demand                               $ 21,314                $ 18,883
         Interest Bearing Transaction Accounts                       19,530                  16,536
         Savings                                                     75,494                  76,361
         Time, $100,000 or more                                      33,066                  29,499
         Other Time                                                  26,406                  28,003
                                                                    -------                 -------
                  Total Deposits                                    175,810                 169,282
Accrued Interest and Other Liabilities                                  879                     989
Short Term Borrowings                                                    --                   2,000
Notes Payable                                                         2,000                   2,000
                                                                    -------                 -------
                  TOTAL LIABILITIES                                 178,689                 174,271
                                                                    -------                 -------
STOCKHOLDERS' EQUITY
Common stock, non voting, - par value $.01 per share:
Authorized 10,000,000 shares;
at 688,551 at September 30, 2001 and 656,455 at December 31, 2000
and 33,333 common non-voting September 30, 2001 and
December 31, 2000.                                                        7                       7
Capital Surplus                                                       6,985                   6,500
Retained Earnings                                                     5,377                   4,809
Accumulated other comprehensive income (deficit)                        343                  (1,070)
                                                                    -------                 -------
         TOTAL STOCKHOLDERS' EQUITY                                  12,712                  10,246
                                                                    -------                 -------
         TOTAL LIABILITIES & STOCKHOLDERS'
         EQUITY                                                    $191,401                $184,517
                                                                    =======                 =======

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended
                                                                    September 30,
                                                           2001                       2000
                                                           ----                       ----
                                                                     (Unaudited)
                                                                    In Thousands
                                                                Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                              $   2,253                  $   2,584
Interest on Investment Securities (Taxable)                   982                        917
Interest on Deposits in Other Banks                            11                         11
Interest on Federal Funds Sold                                149                         26
                                                         --------                   --------
TOTAL INTEREST INCOME                                       3,395                      3,538
                                                         --------                   --------
INTEREST EXPENSE
Interest on Deposits
         Savings                                              619                        527
         Interest Bearing Transaction Accounts                 35                         62
         Time $100,000 or More                                414                        347
         Other Time                                           361                        421
         Interest on Borrowed Funds                            --                        135
         Interest on Notes Payable                             36                         49
                                                         --------                   --------
TOTAL INTEREST EXPENSE                                      1,465                      1,541
                                                         --------                   --------
NET INTEREST INCOME                                         1,930                      1,997
         Provision for Loan Losses                            100                         90
                                                         --------                   --------
         NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                          1,830                      1,907
                                                         --------                   --------
NON-INTEREST INCOME
         Service Charges on Deposit Accounts                  234                        266
         Other Income                                         238                        149
         CDFI Awards                                          229                        126
         Gains on for Sale of Securities                       49                         --
                                                         --------                   --------
                                                              750                        541
                                                         --------                   --------
NON-INTEREST EXPENSES
         Salaries and Employee Benefits                       977                        867
         Occupancy Expense of Premises                        198                        201
         Equipment Expense                                    162                        200
         Data Processing Expense                              235                        196
         Deposit Assessments and Related Fees                  23                          8
         Amortization of Goodwill and Other
         Intangible Assets                                     82                         82
         Other Expenses                                       483                        480
                                                         --------                   --------
                                                            2,160                      2,034
                                                         --------                   --------
INCOME BEFORE INCOME TAXES                                    420                        414
         Applicable Income Taxes                              135                        141
                                                         --------                   --------
NET INCOME                                              $     285                  $     273
                                                         ========                   ========
BASIC EARNINGS PER SHARE                                $     .39                  $     .39
DILUTED EARNINGS PER SHARE                              $     .38                  $     .39
AVERAGE COMMON SHARES
OUTSTANDING                                                   702                        689
         Dividends Declared per Share                   $      --                  $      --

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME

                                                           Nine Months Ended
                                                             September 30,
                                                          2001           2000
                                                          ----           ----
                                                              (Unaudited)
                                                              In Thousands
                                                         Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                              $  7,024      $   7,234
Interest on Investment Securities (Taxable)                2,868          2,730
Interest on Deposits in Other Banks                           33             24
Interest on Federal Funds Sold                               660            116
                                                         -------       --------
         TOTAL INTEREST INCOME                            10,585         10,104
                                                         -------       --------
INTEREST EXPENSE
Interest on Deposits
         Savings                                           2,185          1,684
         Interest Bearing Transaction Accounts               111             97
         Time $100,000 or More                             1,313          1,087
         Other Time                                        1,191          1,138
         Interest on Borrowed Funds                            9            245
         Interest on Notes Payable                           106            214
                                                         -------       --------
         TOTAL INTEREST EXPENSE                            4,915          4,465
                                                         -------       --------
         NET INTEREST INCOME                               5,670          5,639
         Provision for Loan Losses                           300            286
                                                         -------       --------
         NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                         5,370          5,353
                                                         -------       --------
NON-INTEREST INCOME
         Service Charges on Deposit Accounts                 742            787
         Gain Loan Sales                                      34              7
         Other Income                                        699            399
         CDFI Awards                                         229            126
         Gains on Sale of Securities                          95            -0-
                                                         -------       --------
                                                           1,799          1,319
                                                         -------       --------
NON-INTEREST EXPENSES
         Salaries and Employee Benefits                    2,973          2,555
         Occupancy Expense of Premises                       587            615
         Equipment Expense                                   504            601
         Data Processing Expense                             698            560
         Deposit Assessments and Related Fees                 65             24
         Amortization of Goodwill and other
         Intangible assets                                   248            248
         Other Expenses                                    1,266          1,250
                                                         -------       --------
                                                           6,341          5,853
                                                         -------       --------
INCOME BEFORE INCOME TAXES                                   828            819
         Applicable Income Taxes                             260            279
                                                         -------       --------
NET INCOME                                              $    568      $     540
                                                         =======       ========
BASIC EARNINGS PER SHARE                                $    .81      $     .78
DILUTED EARNINGS PER SHARE                              $    .79      $     .77
AVERAGE COMMON SHARES
OUTSTANDING                                                  702            689
         Dividends Declared per Share                   $     --      $      --

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Nine Months Ended
                                                                      September 30,
                                                                  2001            2000
                                                                  ----            ----
                                                                      (Unaudited)
                                                                  Dollars in Thousands
OPERATING ACTIVITIES
Net Income                                                      $    568        $    540
Adjustments to Reconcile Net Income to Net Cash
         and Cash Equivalents Provided by Operating
         Activities:
         Gain on sale of loans                                       (34)             (7)
         Gain on sale of securities                                  (95)            -0-
         Provision for Loan Losses                                   300             286
         Depreciation and Amortization                               703             736
         Decrease (Increase) in Interest Receivable                   98            (310)
         and Other Assets
         (Decrease) Increase in Interest Payable and Other
         Liabilities                                                (110)             47
                                                                 -------         -------
Net Cash Provided by Operating Activities                          1,430           1,292
                                                                 -------         -------
INVESTING ACTIVITIES
Net Increase in Deposits at Other Banks                             (553)           (226)
Purchase of Investments held to Maturity                          (2,004)            (12)
Purchase of Investments Securities Available for Sale            (29,914)           (213)
Proceeds from Called Securities Available for Sale                13,000             -0-
Proceeds from Investment Securities Available for Sale            12,014             214
Proceeds from the sale of loans                                    2,150           1,655
Net Decrease (Increase) in Loans                                   8,363          (9,144)
Purchase of Premises and Equipment                                  (159)           (622)
                                                                 -------         -------
Net Cash Provided (Used in)  by Investing Activities               2,897          (8,348)
                                                                 -------         -------

FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing
         Transaction Accounts                                      2,431           4,717
Net Increase in Interest Bearing
         Transaction Accounts                                      2,994           4,906
Net Decrease in Savings Deposits                                    (867)        (20,100)
Net Increase in Time Deposits                                      1,970           4,090
Short term Borrowings                                             (2,000)          9,000
Principal Payment Notes Payable                                      -0-          (3,983)
Long Term Borrowings                                                 -0-           2,000
Sale of Common Stock                                                 485               2
                                                                 -------         -------
Net Cash Provided  by Financing Activities                         5,013             632
                                                                 -------         -------
Increase (Decrease) in Cash and Cash Equivalents                   9,340          (6,424)
Cash and Cash Equivalents at Beginning of Period                   5,223          15,973
                                                                 -------         -------
Cash and Cash Equivalents at End of Period                      $ 14,563        $  9,549
                                                                 =======         =======

(See Notes to Unaudited Consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2001

Note A:   Basis of Presentation
          ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Note B:   Comprehensive Income
          --------------------

          Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources. Presented below is a reconciliation of net income to comprehensive income indicating the component of other comprehensive income:

                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                             2001                  2000
                                                             ----                  ----
          Net Income                                       $   568               $    540
                                                            ------                -------

           - Other Comprehensive Income:
             Unrealized Holding Gains
             Arising During the period                       2,141                    683
           - Less: Reclassified Adjustments for
              gains included in Net Income                      --                     --

                                                            ------                -------
          Other Comprehensive Income Before
          Taxes                                              2,141                    683


          Income Tax Expense Related to
          items of Other Comprehensive Income                  728                    232
                                                            ------                -------

          Other Comprehensive Income                         1,413                    451
                                                            ------                -------

          Comprehensive Income                             $ 1,981                    991
                                                            ======                =======

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note C:   Accounting Pronouncements
          -------------------------

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

          In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Corporation will adopt Statement 142 effective January 1, 2002. As of the date of this report, it is not practicable to reasonable estimate the impact of adopting these Statements on the Company's financial statements, including whether any impairment losses will be required to be recognized.

          The Financial Accounting Standards board issued SFAS No. 143, Accounting for Asset Retirement Obligations, in August 2001, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in October 2001. SFAS 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs a legal obligation. SFAS 144 serves to clarify and further define the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. The corporation will adopt Statement 144 effective January 1, 2002, and Statement 143 effective January 1, 2003. The effect of adopting these statements is not expected to have a material effect on the Corporation's future financial position or overall trends in results of operations.

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


The following table presents a summary of per share data and amounts for the period indicated:

                                                           Nine Months Ended                Three Months Ended
                                                           -----------------                ------------------

                                                       Sept. 30,        Sept. 30,        Sept. 30,        Sept. 30,
                                                          2001             2000             2001             2000
                                                          ----             ----             ----             ----
         Basic:

         Net income applicable to common stock        $   568,215      $   540,445      $   285,304      $   273,230
                                                       ==========       ==========       ==========       ==========

         Average common shares outstanding                702,222          686,597      $   720,410      $   689,678
                                                       ==========       ==========       ==========       ==========

         Basic net income per share                   $       .81      $       .78      $       .39      $       .39
                                                       ==========       ==========       ==========       ==========

         Fully Diluted:

         Net income applicable to common stock        $   568,215      $   540,445      $   285,304      $   273,230
                                                       ==========       ==========       ==========       ==========

         Average common shares outstanding                702,222          689,597          720,410          689,678

         Stock option adjustment                           18,520            9,858           22,932            7,098
                                                       ----------       ----------       ----------       ----------

         Diluted average common shares outstanding        702,742          699,455      $   743,342      $   696,776
                                                       ==========       ==========       ==========       ==========

         Diluted net income per share                 $       .79      $       .77      $       .38      $       .39
                                                       ==========       ==========       ==========       ==========

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------


Part I.   FINANCIAL INFORMATION
-------   ---------------------

          Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Harbor Bankshares Corporation earnings for the third quarter of 2001 were $285 thousand, an increase of $12 thousand or 4.3 percent when compared to the $273 thousand earned during the third quarter of 2000. Net interest income decreased by $67 thousand or 3.3 percent, reflecting the various drops in interest prime rate during the year. Other non-interest income increased by $209 thousand or 38.6 percent. Included in the third quarter of 2001, is a $229 thousand award from the U.S. Treasury Department, resulting from the Corporation's investments in distressed areas of its market place. The award reflected in the third quarter of 2000, was $126 thousand. In addition to the award, there were $49 thousand of gains on sale of securities. The reserve for loan losses allocation for the quarter was $100 thousand compared to $90 thousand from the prior year. Total non-interest expenses increased by $126 thousand or 6.2 percent. Salaries and benefits increased by $110 thousand or 12.7 percent as a result of additional staff and salary increases. Occupancy and equipment expenses showed a decrease of $3 thousand and $38 thousand respectively. Other non-interest expenses increased by $57 thousand or
          7.4 percent due to increased data processing cost and general increases in various expens e categories.

          Year-to-date earnings as of September 30, 2001, were $568 thousand or $.81 basic earnings per share, reflecting an increase of $.03 per share when compared to the nine months ending September 30,2000. Return on Average Assets (ROAA) and Return on Average Equity (ROAE) were.37 percent and 6.7 percent respectively.

          Net interest income increased by $31 thousand or .5 percent over last year's correspondent nine month period. The slight increase reflects the various drops in interest rates during 2001, which had a substantial negative effect in the bank's earnings. In addition, approximately $11 million of commercial loans were paid off during the first quarter of 2001. Both of these factors contributed to the almost flat net interest income results. Interest on investment securities increased by $138 thousand while interest and fees on loans decreased by $210 thousand or 2.9 percent due to the reasons listed above. Interest in federal funds sold increased by $544 thousand or 469.0 percent reflecting the excess funds resulting from the loans pay offs and deposit growth. Interest expense increased by $450 thousand or
          10.0 percent. Interest expense on savings accounts increased by $501 thousand or 29.8 percent reflecting the growth in the money market accounts category. Interest expense in other time deposits increased by $53 thousand while interest on time deposits over $100 thousand increased by $226 thousand or 20.8 percent. Interest on borrowed funds decreased by $236 thousand while the interest expense on notes payable decreased by $108 thousand or 50.4 percent.

          The allowance for loan losses was $300 thousand for the nine months ended September 30, 2001, a decrease of $14 thousand or 4.9 percent when compared to the same period of the prior year. Charge-offs as of the end of the third quarter totaled $215 thousand and recoveries $56 thousand.

          The Corporation regularly analyzes the sufficiency of its allowance for credit losses through a methodology consisting of several key elements, which include the formula allowance, based upon historical loss experience, specific allowances for problem graded credits, and the unallocated allowance, based upon management's quarterly review of

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

          various conditions. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, bank regulatory examination results, findings of internal credit examiners, and management's judgment with respect to various other conditions including credit administration and management, and the quality of risk estimation methods or assumptions that affected the allowance methodology. The allowance for credit losses was of 0.85% of total loans at September 30, 2001, and 0.65% at December 31, 2000. Management believes that the allowance for credit losses is adequate.

          Nonperforming loans increased by $240 thousand to $511 thousand from December 31, 2000 to September 30, 3001. Expressed as a percentage of total assets, nonperforming loans increased to 0.27 percent at September 30, 2001 from 0.17 percent at December 31, 2000. The allowance for credit losses represented 170.8 percent of nonperforming loans at September 30, 201, compared to a coverage of 270.5 percent at December 31, 2000. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan portfolio. There was no other real estate owned outstanding as of September 30, 2001.


Analysis of Credit Risk
(Dollars in thousands)

Activity in the allowance for credit losses is shown below:

                                        Nine Months Ended   Twelve Months Ended
                                        September 30, 2001   December 31, 2000
--------------------------------------------------------------------------------
Balance, January 1                            $ 732                $ 678

Provision for Credit Losses                     300                  346

Loan Charge-Offs:

         Real Estate                            (61)                 (73)

         Commercial Loans                       (65)                (228)

         Consumer                               (89)                (103)
                                               ----                 ----

                  Total Charges-Offs           (215)                (404)

Loan Recoveries:

         Real Estate                             21                   16

         Commercial Loans                        23                   69

         Consumer                                12                   27
                                               ----                 ----
                  Total Recoveries:              56                  112
                                               ----                 ----

Net Charge-Offs                                (159)                (292)
                                               ----                 ----

BALANCE, PERIOD END                           $ 873                $ 732
                                               ====                 ====

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Net Charge-Offs to Average Loans                  0.15%              0.27%
        (Annual Basis)

Allowance to Total Loans                          0.85%              0.65%

The following table presents nonperforming assess at the dates indicated:


                                              September 30,      December 31,
                                                  2001               2000
--------------------------------------------------------------------------------

Non-Accrual Loans                                $ 340              $ 265

Loans and Leases 90 Days Past Due                  171                  6

Restructured Loans                                   0                  0
                                                  ----               ----

         Total Nonperforming Loans                 511                271

Other Real Estate Owned                              0                 37

                                                  ----               ----

TOTAL NONPERFORMING ASSETS                       $ 511              $ 308

Nonperforming Assets to Total Assets              0.27%              0.17%
--------------------------------------------------------------------------------

          Performing credits considered potential problem credits, as defined and identified by management, amounted to approximately $2.8 million at September 30, 2001 compared to $4.1 million at December 31, 2000. Although these are credits where known information about the borrowers' possible credit problems causes management to have doubts as to their ability to comply with the present repayment terms, most are well collateralized and are not believed to present significant risk of loss.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------


          Non-interest income increased by $480 thousand or 36.3 percent. Service charges on deposit accounts decreased by $45 thousand or 5.7 percent. Other fee income increased by $327 thousand, included in other fee income are $153 thousand of earnings in cash surrender of life insurance policies. This program began on October 2000, therefore, there was none reported as of September 30, 2000. ATM fee income was $172 thousand for the period and miscellaneous customer fees were $113 thousand. Included in the total non-interest income is a $229 thousand award from the U.S. Treasury and a $95 thousand gain on the sale of securities. Fee income generated by the subsidiary of the Bank, Harbor Financial Services, was $71 thousand. Their operation as of September 30, 2001, had a net loss of $5 thousand. Non-interest expenses increased by $488 thousand or 8.3 percent. Salary and benefits increased by $418 thousand or 16.4 percent mainly due to additional staff and salary increases. Occupancy expenses decreased by $28 thousand or 4.6 percent, and equipment expense decreased by $97 thousand or 16.1 percent. Data processing cost increased by $138 thousand or 24.6 percent due to new products and increased account activity. Amortization of goodwill and other Intangible Assets at $248 thousand remained the same as the pervious year. Other expenses increased by $16 thousand or 1.3 percent.

          As of September 30, 2001, total deposits were $175.8 million, reflecting an increase of $6.5 million when compared to December 31, 2000. Non-interest bearing transaction accounts increased by $2.4 million or 12.9 percent. Interest bearing transactions accounts increased by $3.0 million or 18.1 percent, while saving accounts decreased slightly by $867 thousand or 1.1 percent. Time Deposits increased by $1.9 million or 3.4 percent. Net loans decreased by $9.6 reflecting the pay-off of approximately $11 million of commercial loans during the first quarter of 2001. Investment securities increased by $7.2 million or 13.0 percent mainly in the available for sale category. There were no short term borrowings outstanding as of the end of the period. Long term borrowings totaled $2.0 million representing a note from the National Community Investment Fund at a fixed rate of 7.0 percent, due July 1, 2012.

          Shareholder's equity increased by $2.5 million or 24.1 percent, earnings of $568 thousand coupled with an increase in the unrealized gains on the available for sale securities of $1.4 million, and proceeds of $485 thousand resulting from the sale of stock due to a private placement and stock options exercised, were the reasons for the increase. Primary and risk based capital for the corporation were
          4.9 percent and 9.5 percent respectively.

          The corporation's stock is traded privately. During the first nine months of the year, a few trades were registered at $17.00 per share. The private placement stock was sold for $18.00 per share.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------


Part II.  OTHER INFORMATION
-------   -----------------

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

          Item IV.       Submission of Matters to a Vote of Security Holders
                         ---------------------------------------------------

                         None

          Item V.        Other Information
                         -----------------
                         None

          Item VI.       Reports on Form 8-K
                         -------------------

                         The Company did not file any report on Form 8-K for the period ending September 30, 2001.

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

                                           HARBOR BANKSHARES CORPORATION


Date:      11/2/01                         /S/ Joseph Haskins, Jr.
      -------------------------            -------------------------------------
                                           Joseph Haskins, Jr.
                                           Chairman and Chief Executive Officer



Date:      11/2/01                         /S/ Teodoro J. Hernandez
      -------------------------            -------------------------------------
                                           Teodoro J. Hernandez
                                           Treasurer