Form 10KSB
period 2001-12-31
HARBOR BANKSHARES CORP
filed 2002-03-28
CIK 889608

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB


                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 [FEE REQUIRED]


                  For the fiscal year ended December 31, 2001

[  ]     Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         [No Fee Required]

For the transition period from ________________ to _________________

Commission File Number:  0-20990
                         -------

                          HARBOR BANKSHARES CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)


                Maryland                                    52-1786341
     --------------------------------------------------------------------------

         (State or other jurisdiction of          (IRS Employer Identification
                incorporation)                             Number)

         25 West Fayette Street                             21201
             Baltimore, Maryland
     --------------------------------------------------------------------------

         (Address of principal executive                   (Zip Code)
               offices)
     --------------------------------------------------------------------------

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

     Yes     XXX         No
        -------------      ------------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The number of shares outstanding of the issuer's classes of common stock as of December 31, 2001, were 688,632 shares and 33,333 non-voting shares with a par value of $0.01. (Note: This information is required as of the latest practical date.)

                          HARBOR BANKSHARES CORPORATION

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION
                                  FORM 10-KSB

Table of Contents
-----------------

PART I...................................................................-2-

Item 1.  Business........................................................-2-

The Harbor Bank of Maryland..............................................-3-

Subsequent event.........................................................-3-

Competition..............................................................-4-

Supervision and Regulation...............................................-4-

Governmental Monetary Policies and Economic Controls.....................-4-

Employees................................................................-5-

Executive Officers.......................................................-5-

Statistical Information..................................................-5-

Asset Quality............................................................-5-6

Item 2.  Properties......................................................-6-

Item 3.  Legal Proceedings...............................................-7-

Item 4.  Submission of Matters to a Vote of Security Holders.............-7-

PART II..................................................................-7-

Item 5.  Market for Registrant's Common Equity and
            Related Stockholder Matters..................................-7-

Item 6.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................-7-

Item 7.  Financial Statements............................................-7-

Item 8.  Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................-7-

PART III.................................................................-7-

Item 9.  Directors and Executive Officers of the Registrant..............-7-

Item 10.  Executive Compensation.........................................-7-

Item 11.  Security ownership of certain beneficial owners
             and management..............................................-8-

Item 12.  Certain relationships and related transactions.................-8-

PART IV..................................................................-8-

Item 13.  Exhibits and Reports on Form 8-K.............................-8-9-

CONSOLIDATED AVERAGE STATEMENTS OF CONDITION AND RATIOS.................-10-

CAPITAL SCHEDULE........................................................-11-

CONSOLIDATED STATEMENTS OF INCOME.......................................-12-

AVERAGE RATES EARNED OR PAID FOR THE YEARS 2001, 2000 AND 1999..........-13-

Analysis of Changes in Net Interest Income..............................-14-

INTEREST VARIANCE ANALYSIS..............................................-14-

INVESTMENT SECURITIES...................................................-15-
   Maturity Distribution................................................-15-
   Weighted Average Interest Rate at December 31, 2001..................-15-
   Carrying amount and the market value at 2001 and 2000:...............-15-

FIVE-YEAR LOAN DISTRIBUTION.............................................-16-
   Five-Year Loan Distribution at December 31
   (dollars in thousands)...............................................-16-
   Five-Year Loan Distribution at December 31
   (expressed as percentages)...........................................-16-

SUMMARY OF LOAN LOSS EXPERIENCE.........................................-17-

RISK ELEMENTS OF LOAN PORTFOLIO.........................................-18-

NON-ACCRUAL LOANS AT DECEMBER 31, 2001 AND DECEMBER 31, 2000............-18-

Potential Problem Loans.................................................-18-

MATURITY OF LOANS AS OF DECEMBER 31, 2001...............................-19-

LOANS CLASSIFIED BY SENSITIVITY TO CHANGES IN INTEREST RATES............-19-

MATURITIES OF TIME CERTIFICATES OF DEPOSIT OF $100,000
   OR MORE OUTSTANDING AT DECEMBER 31, 2001 AND 2000....................-20-

LONG AND SHORT TERM BORROWINGS..........................................-20-

BORROWINGS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000...............-20-

                                                  HARBOR BANKSHARES CORPORATION

Documents Incorporated by Reference
-----------------------------------

         Portions of the Registrant's Annual Report to Stockholders for the year ended December 31,2001 and the Registrant's 2002 Proxy Statement are incorporated by reference into Parts I and II.

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

         The Harbor Bank of Maryland is a commercial bank headquartered in Baltimore, Maryland. The Bank conducts a general commercial and retail business. The Bank was opened on September 13, 1982 and was incorporated under the laws of the State of Maryland. During the second and third quarters of 1994, the Corporation, through its subsidiary, The Harbor Bank of Maryland acquired three (3) branch locations from the Resolution Trust Corporation; two
(2) located in Baltimore City, and one (1) located in Riverdale, Prince George's County. A new branch location was opened during December 1995 in Baltimore County, expanding the market area of the Bank. During May 1997, The Harbor Bank of Maryland opened a de novo branch location in the East side of Baltimore City, and on January 19, 1999, a de novo branch was opened in the West side of the City, creating a new market area for the Bank. During September 2000, a branch located in Baltimore City was closed. The closing of this facility will increase the profitability of the Bank.

         Harbor Financial Services, a company dealing with the sale of mutual funds, stocks, insurance, etc., was established as a subsidiary of the Bank during May 1997, in order to compete with that expanding market. This subsidiary had a loss of $10 thousand during 2001.

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

                                                  HARBOR BANKSHARES CORPORATION

Subsequent Event
----------------

         On January 17, 2002, the Bank entered into an agreement to sublet a branch site from another commercial bank and purchase the related deposit liabilities totaling approximately $24 million. Upon regulatory approval the transaction is expected to be consummated in the second quarter of 2002. The Bank will pay a deposit premium of 4%, which may be reduced based on the amount of deposits retained (as defined) by the Bank.

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

Employees
---------

         At December 31, 2001, Harbor Bankshares Corporation and its subsidiary employed 80 individuals, of which 28 were officers and 52 were full-time employees.

Executive Officers
------------------

         Information concerning executive officers of the Corporation is listed below:

         Executive Officers      Age    Position

         Joseph Haskins, Jr.      54    Chairman, President and Chief Executive
                                        Officer of the Bank and Corporation

         John Paterakis           73    Chairman of the Executive Committee of
                                        the Corporation and the Bank

         Teodoro J. Hernandez     56    Treasurer of the Corporation and Senior
                                        Vice President and Cashier of the Bank

         George F. Vaeth, Jr.     68    Secretary of the Corporation and the
                                        Bank

Statistical Information
-----------------------

         The statistical information required in this section is incorporated herein by reference from the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 and from pages 10 through 20 of this form 10-KSB.

Asset Quality
-------------

         One of the Corporation's main objectives has been and continues to be the achievement of a high level of asset quality. We maintain a large portion of loans secured by residential one-to four- family properties and commercial properties. As of December 31, 2001, those loans totaled $72 million or 67.37 percent of total outstanding loans. We set sound credit standards for new loan originations, and follow careful loan administration procedures. We strengthened our focus on credit risk by having independent reviews of all major credit with detailed reports to management.

         Delinquent Loans and Foreclosed Assets: The Corporation policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis.

                                                  HARBOR BANKSHARES CORPORATION

These reports include information on delinquent loans and foreclosed real estate, and actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed properties.

         The following table presents information regarding total non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated. At December 31, 2001, 2000 and 1999 we had $769 thousand, $308 thousand and $1.0 million, of non-performing loans. If all non-accrual loans had been performing in accordance with their original terms and had been outstanding from the earlier of the beginning of the period origination, we would have recorded additional interest income on these loans of approximately $158 thousand from the year ended December 31, 2001.

                                             2001     2000      1999

Accruing Loans 90 Days Or More               $135     $  6     $   47
                                             ====     ====     ======

Total Non-Performing Loans                   $620     $265     $1,003
Foreclosed Real Estate                         14       37        217
                                             ----     ----     ------
Total Non-Performing Loans To Total Loans    $769     $308     $1,267
                                             ====     ====     ======

Non-Performing Loans To Total Loans          .72%     .24%       1.0%
                                             ====     ====     ======

Non-Performing Assets To Total Assets        .41%     .17%       .71%
                                             ====     ====     ======

We generally stop accruing income when interest or principal payments are between 90 and 120 days in arrears. We may stop accruing income on such loans earlier than 90 days when we consider the timely collectibility of interest or principal payment to be doubtful.

When we designate non-accrual loans, we reverse all outstanding interest that we had previously credited. If we receive a payment on a non-accrual loan, we may recognize a portion of that payment as interest income if we determine that the ultimate collectibility of principal is no longer in doubt. However, such loans may remain in non-accrual status. Impaired loans are individually assessed to determine whether the carrying value exceeds the fair value of the collateral.

Foreclosed real estate consists of property we have acquired through foreclosed or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. At December 31, 2001, 2000 and 1999, respectively, we had $14 thousand, $437 thousand and $217 thousand in foreclosed real estate.

Allowance for Loan Losses - see Management's Discussion and Analysis of Financial Condition and Results of Operations, Provision for Loan Losses and Asset Quality on pages 3 and 4.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None

PART II
-------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

         Information listed under, "Shareholder Information" in the Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference with respect to prices for the Registrant's common stock and the dividends paid thereon. The number of Shareholders of Record as of December 31, 2001 was 714.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

         Information required by this item is incorporated by reference from information appearing under the caption, "Corporate Financial Review" appearing on pages 1 through 16 of the Management Discussion and Analysis section of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001, and from pages 8 through 18 of this Form 10-KSB.

Item 7.  Financial Statements
-----------------------------

         Information required by Item 7 is incorporated by reference from information appearing on pages 1 through 26 in the Audited Consolidated Financial Statements section of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001.

Item 8.  Changes In and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

         None

PART III
--------

Item 9.  Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         Information required by this item is incorporated by reference from information appearing under the caption, "Election of Directors" on pages 2 to 6 of the Registrant's 2002 Proxy statement and page 4 of this report under the caption of "Executive Officers" of the Registrant.

Item 10. Executive Compensation
--------------------------------

         Information required by this item is incorporated by reference from information appearing under the caption "Executive Compensation" on pages 7 and 8 of the Registrant's 2002 Proxy Statement.

                                                  HARBOR BANKSHARES CORPORATION

Item 11. Security ownership of certain beneficial owners and management
------------------------------------------------------------------------

         Information required by Item 11 is incorporated by reference from information appearing on pages 2 to 6 of the Registrant's 2002 Proxy Statement, under the caption of "Election of Directors" of the Registrant.

Item 12. Certain relationships and related transactions
-------------------------------------------------------

         The information required by Item 12 is incorporated by reference from
Note 6 on page 15 in the Audited Consolidated Financial Statements section of the Registrant's Annual Report to Shareholders.

PART IV
-------

Item 13. Exhibits and Reports on Form 8-K
------------------------------------------

(a)      Exhibits

         (1) The following consolidated financial statements of the Registrant and its subsidiary, included in the Annual Report to Stockholders for the year ended December 31, 2001, are incorporated herein by reference in Item 8:

         Consolidated Balance Sheets
                 As of December 31, 2001 and 2000

         Consolidated Statements of Income
                 Years ended December 31, 2001 and 2000

         Consolidated Statements of Changes in Stockholders' Equity
                 Years ended December 31, 2001 and 2000

         Consolidated Statements of Cash Flows
                 Years ended December 31, 2001 and 2000

         Notes to Consolidated Financial Statements

         Report of Stegman & Company, Independent Auditors.

         Harbor Bankshares Corporation 2002 Proxy Statement

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

                                                  HARBOR BANKSHARES CORPORATION

           CONSOLIDATED AVERAGE STATEMENTS OF CONDITION AND RATIOS
                            (dollars in thousands)

Year ended December 31,

                                                 2001       2000         1999
                                                 ----       ----         ----

ASSETS
U.S. Treasury Securities
                                            $   2,138   $    --     $      --

U.S. Government Agencies                       55,140      54,733      62,267
Interest-Bearing Deposits with Other Banks        998         546         654
FHLB Stock and Other Securities                   652         528         554
Federal Funds Sold                             18,805       2,492       7,881
                                               ------       -----       -----

                                               77,733      58,299      71,356
Loans
-----
Commercial Loans                               22,313      30,094      21,884
Real Estate Mortgages                          72,261      72,703      62,114
Consumer Loans                                 10,493       5,063       3,341
                                               ------     -------      ------
Loans Net of Unearned Income                  105,067     107,860      87,339
                                              -------     -------     -------
Total Earning Assets                          182,800     166,159     158,695
Allowance for Possible Losses                   (844)       (724)       (660)
Other Assets                                   16,283       9,471      12,604
                                               ------       -----      ------
   TOTAL ASSETS                             $ 198,239   $ 174,906   $ 170,639
                                            =========   =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Non-Interest Bearing Deposits               $  21,341   $  19,326   $  14,744
Interest-Bearing Transaction Accounts          18,597      15,623      13,235
Savings                                        82,907      76,169      78,339
Time - $100,000 or more                        30,482      17,098      19,653
Other Time                                     29,907      30,165      28,736
                                               ------      ------      ------
   TOTAL Deposits                             183,234     158,381     154,707
                                              -------     -------
Other Borrowed Money                              137       4,547         800
Notes payable                                    2000       3,202       4,889
Other Liabilities                               1,168         742         961
                                                -----         ---         ---
   TOTAL Liabilities                          186,539     166,872     161,357
SHAREHOLDERS' EQUITY                           11,700       8,034       9,282
                                               ------       -----       -----
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                            $ 198,239   $ 174,906   $ 170,639
                                            =========   =========   =========
RATIOS
Average Equity to Average Total Assets          5.90%       4.59%       5.44%
Return on Assets                                 .37%        .32%       --

                                                  HARBOR BANKSHARES CORPORATION

Return on Equity                                 6.24%      7.03%      --

Dividend Payout Ratio                             --         --        117.0%

CAPITAL SCHEDULE

         Risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. Harbor Bankshares Corporation had total consolidated assets of $187 million at December 31, 2001. Disclosed below are the capital ratios of the Corporation:

                         Harbor Bankshares      Regulatory Requirements
                         -----------------      -----------------------
                           Corporation
                           -----------
Primary Capital                5.1%                      4.0%

Risk-Based Capital             9.7%                      8.0%

                                                 HARBOR BANKSHARES CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

Year ended December 31,                             2001     2000       1999
                                                    ----     ----       ----
   INTEREST AND FEES ON LOANS
Commercial Loans                                 $ 2,056    $2,958    $1,996
Real Estate Mortgages                              6,133     6,288     5,503
Consumer Loans                                     1,098       586       408
                                                   -----       ---       ---
TOTAL Interest and Fees on Loans/(1)/              9,287     9,832     7,907
Interest on Taxable Investment Securities          3,543     3,659     4,008
Interest on Other Investments/(2)/                    48        31        38
Interest on Federal Funds Sold                       731       143       389
                                                     ---       ---       ---
TOTAL Interest Income                             13,609    13,665    12,342
INTEREST EXPENSE
Savings                                            2,519     3,002     2,822
Interest-Bearing Transaction Accounts                132       138       156
Time - $100,000 or more                            1,676       885     1,014
Other Time                                         1,497     1,615     1,390
Other Borrowed Money                                   8       310        40
Interest on Notes Payable                            141       249       296
                                                     ---       ---       ---
TOTAL Interest Expense                             5,973     6,199     5,718
Net Interest Income                                7,636     7,466     6,624
Provision for Possible Credit Losses                 400       346       803
                                                     ---       ---       ---
Net Interest Income After Provision for Possible   7,236     7,120     5,821
Credit Losses
Other Income                                       2,132     1,841     1,470
Investment Security Gains                            197       ---       ---
Other Expenses                                     8,526     8,109     7,284
                                                   -----     -----     -----
Income Before Taxes                                1,039       852         7
Applicable Income Tax                                309       287         6
                                                     ---       ---         -
NET INCOME                                       $   730     $ 565    $    1
                                                 =======     =====    ======
PER COMMON SHARE
   NET INCOME - BASIC                            $  1.03     $ .82    $-----
                                                 =======     =====    ======
   Dividends per Share                           $ -----     $----    $  .25
                                                 =======     =====    ======

NOTES ON CONSOLIDATED STATEMENTS OF INCOME:

/(1)/ Loan fees, which are included in Interest Income, were $481 in 2001, $577 in 2000, $387 in 1999.
/(2)/  Certificates of Deposit with other financial institutions.

                                                 HARBOR BANKSHARES CORPORATION

         AVERAGE RATES EARNED OR PAID FOR THE YEARS 2001, 2000 AND 1999

Years ended December 31,                            2001    2000    1999
                                                    ----    ----    ----
       Commercial Loans                            9.10%   9.82%   9.12%
       Real Estate Loans                           8.53%   8.65%   8.86%
       Consumer Loans                             10.43%  11.57%  12.21%
       Taxable Investment Securities               6.12%   6.62%   6.37%
       Other Investments/(1)/                      4.81%   5.68%   5.81%
       Federal Funds Sold                          3.89%   5.73%   4.93%
          TOTAL Earning Assets                     7.44%   8.22%   7.78%

AVERAGE RATES PAID
       Interest Bearing Transaction Accounts        .71%    .88%   1.18%
       Savings                                     3.03%   3.94%   3.60%
       Time - $100,000 or more                     5.50%   5.18%   5.16%
       Other Time                                  5.00%   5.35%   4.83%
       Other Borrowed Money                        6.24%   6.82%   5.00%
       Notes Payable                               7.00%   7.77%   6.05%
       TOTAL Interest Bearing Deposits             3.64%   3.73%   3.93%
       NET YIELD ON EARNING ASSETS                 3.80%   4.49%   3.85%

/(1)/  Certificates of Deposit with other financial institutions.

                                                 HARBOR BANKSHARES CORPORATION

Analysis of Changes in Net Interest Income
------------------------------------------

                                 INTEREST VARIANCE ANALYSIS
                                 --------------------------
                                         (in thousands)

                                2001 COMPARED TO 2000          2000 COMPARED TO 1999
                                Increase (Decrease) due to:    Increase (Decrease) due to:
                           ------------------------------------------------------------------
                             Volume       Rate       Net       Volume      Rate      Net
                             ------       ----       ---       ------      ----      ---

INTEREST INCOME

Loans                        $(254)     $ (290)     $(544)    $ 1,858     $  67   $ 1,925

Investment Securities          177        (293)      (116)       (483)      133     (350)

Federal Funds Sold             935        (347)       588        (266)      20      (246)

Other Interest Bearing          26        (10)         16          --       (6)       (6)
                               ---       -----        ---        -----     ----     -----
Assets /(1)/

TOTAL Interest Income        $ 884      $ (940)     $ (56)    $ 1,109     $214    $1,323
                             ======     =======     ======    ========     ====    ======

INTEREST EXPENSE

Interest-Bearing
 Transaction  Accounts       $  26       $(32)       $(6)     $   41      $(88)   $ (47)

Savings                        265       (749)       (484)      (42)        251     209

Time - $100,000 or more        693         98         791      (132)         3     (129)

Other Time                     14       (132)        (118)      69          156     225

Short -Term Borrowings       (301)       ---         (301)      187          83     270

Notes Payable                (93)        (15)        (108)     (102)         55     (47)
                             ----       -----        -----     -----        ---     ----

TOTAL Interest Expense       $ 604      $(830)      $(226)     $ 21       $ 460   $  481
                             =====      ======      ======     ====       =====   ======

NET INTEREST INCOME          $ 280      $(110)      $  170    $1,088      $(246)  $  842
                             =====      ======      ======    ======      ======  ======


Note: Loan fees, which were included in interest income were $481 in 2001, $577 in 2000, and $387 in 1999. A change in Rate/Volume has been allocated to the change in rate.

/(1)/ Certificates of Deposit with other financial institutions.

                                                 HARBOR BANKSHARES CORPORATION

                                  INVESTMENT SECURITIES  (dollars in thousands)
                                  ---------------------

Maturity Distribution
---------------------

                                              U.S.    U.S. Government  Other Securities     TOTAL
                                        Treasuries           Agencies

Maturing Within One Year                   $   --            $     --             $  --    $    --
Maturing After One But Within Five Years    6,822              22,507               508     29,837
Maturing After Five But Within Ten Years       --               9,664                --      9,664
Maturing After Ten Years                                       11,508                45     11,553
                                            -----             -------                --     ------
TOTAL                                      $6,822            $ 43,679             $ 553   $ 51,054
                                           ======            ========             =====   ========


Weighted Average Interest Rate at December 31, 2000
---------------------------------------------------

--------------------------------------------------------------------------------------------------
                                    U.S. Treasury     U.S. Government   Other Securities    TOTAL
                                    -------------     ---------------   ----------------    -----
                                                            Agencies
                                                            --------
Maturing Within One Year                       --                 --                  --        --
Maturing After One But Within Five
Years                                       3.25%              4.71%               3.50%     4.30%
Maturing After Five But Within Ten
Years                                          --              4.58%                  --     4.58%
Maturing After Ten Years                       --              6.35%               7.25%     6.01%
                                               --              -----               -----     -----
TOTAL                                       3.25%              4.98%               3.81%     4.74%
                                            =====              =====               =====     =====
--------------------------------------------------------------------------------------------------

Carrying amount and the market value at 2001 and 2000:
------------------------------------------------------

                                    2001                   2000                  1999
                          -------------------------------------------------------------------------
                            Amortized    Market    Amortized     Market    Amortized       Market
                            ---------    ------    ---------     ------    ---------       ------
                              Cost                   Cost                    Cost
                              ----                   ----                    ----
U.S. Treasuries and          $ 50,879  $ 50,501      $ 56,625  $ 54,644      $ 54,750    $ 49,774
Government Agencies

Other Securities                  558       553            27       627           574         574
                                  ---       ---            --       ---           ---         ---

TOTAL                        $ 51,437  $ 51,054      $ 56,292  $ 54,671      $ 55,324    $ 50,348
                             ========  ========      ========  ========      ========    ========


                                                 HARBOR BANKSHARES CORPORATION

                           FIVE-YEAR LOAN DISTRIBUTION
                           ---------------------------
Five-Year Loan Distribution at December 31 (dollars in thousands)
-----------------------------------------------------------------
                          2001       2000       1999      1998      1997
                          ----       ----       ----      ----      ----
Commercial Loans     $  23,126  $  33,515  $  31,801  $ 20,711  $  9,041
                        71,962     70,596
Real Estate Loans                             67,117    61,704    65,461
Consumer Loans          11,718      8,286
                        ------      -----
                                               3,583     3,381     3,768
                                              ------    ------    ------
  TOTAL              $ 106,806  $ 112,397  $ 102,501  $ 85,796  $ 78,270
                     =========  =========  =========  ========  ========

Five-Year Loan Distribution at December 31 (expressed as percentages)
---------------------------------------------------------------------
                         2001       2000       1999      1998      1997
                         ----       ----       ----      ----      ----
Commercial Loans       21.65%     29.82%     31.03%    24.14%    11.55%
Real Estate Loans      67.38%     62.80%     65.47%    71.92%    83.64%
Consumer Loans         10.97%      7.38%      3.50%     3.94%     4.81%
                       ------     ------     ------    ------    ------
  TOTAL                100.0%     100.0%     100.0%    100.0%    100.0%
                       ======     ======     ======    ======    ======

                                                 HARBOR BANKSHARES CORPORATION

                          SUMMARY OF LOAN LOSS EXPERIENCE
                          -------------------------------
                               (dollars in thousands)

Year ended December 31,               2001        2000       1999       1998       1997
                                      ----        ----       ----       ----       ----

Balance at Beginning of Period   $     732   $     678   $    699   $    654   $    889
                                 ---------   ---------   --------   --------   --------

Loans Charged Off:
   Commercial Loans                     65         228        291         --         58
   Real Estate Mortgages                70          73        395         54         95
   Consumer Loans                      111         103        239        149        160
                                       ---         ---        ---        ---        ---
   TOTAL Loans Charged Off             246         404        925        203        313
                                       ---         ---        ---        ---        ---

Recoveries of Loans:
   Commercial Loans                     39          69         40         --          1
   Real Estate Mortgages                22          16         26          3        ---
   Consumer Loans                       12          27         35         32          5
                                        --          --         --         --          -
   TOTAL Loans Recovered                73         112        101         35          6
                                        --         ---        ---        ---          -

Net Loans Charged Off                  173         292        824        168        307
                                       ---         ---        ---        ---        ---

Provisions Charged to Operations       400         346        803        213         72
                                      ----        ----       ----       ----        ---

Balance at End of Period         $     959   $     732   $    678   $    699   $    654
                                 ---------   ---------   --------   --------   --------

Daily Average Amount of Loans    $ 105,067   $ 107,860   $ 87,399   $ 80,502   $ 82,432
                                 ---------   ---------   --------   --------   --------

Allowance for Possible Loan           .90%        .65%       .66%       .82%       .84%
                                       ===         ===        ===        ===        ===
Losses to Loans Outstanding

Net Charge Offs to Average Loans      .16%        .27%       .94%       .21%       .37%
                                       ===         ===        ===        ===        ===
Outstanding

                                         HARBOR BANKSHARES CORPORATION

                       RISK ELEMENTS OF LOAN PORTFOLIO
                       -------------------------------
                                 (in thousands)

     December 31              2001        2000     1999       1998       1997
                              ----        -----    -----      -----     -----
     Non-Accrual Loans       $ 620       $ 265   $ 1,003    $ 1,107     $ 770

     Accruing Loans Past       135           6        47        547     1,948

     Due 90 Days or more

     Restructured Loans       none        none      none       none      none
                              ====        =====     =====      ====      ====

NON-ACCRUAL LOANS AT DECEMBER 31, 2001 AND DECEMBER 31, 2000
------------------------------------------------------------

                                                           2001          2000
                                                          -----         -----
     Interest Income that Would Have Been Recorded        $ 158         $ 104
                                                          -----         -----
     Under Original Terms
     Interest Income Recorded during the Period             $--           $--

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

Potential Problem Loans
-----------------------

     At December 31, 2001, the Corporation had $649 thousand of impaired loans for which the borrowers were experiencing financial difficulties. Those loans are subject to constant management attention and their classification is reviewed monthly.

     As of December 31, 2001, 67.4% of the Corporation's loan portfolio was secured by real estate properties.

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

     Management allocates the reserve for possible loan losses by type of loan based on the experience method and actual potential losses. Both performing and non-performing loans are also reviewed periodically to identify high risk assets and their potential impact upon the reserve. Based on all information known to date, management does not expect net losses as a percentage of average loans in 2002 to exceed the 2001 levels.

                                         HARBOR BANKSHARES CORPORATION

MATURITY OF LOANS AS OF DECEMBER 31, 2001
-----------------------------------------

                           Commercial  Real Estate  Consumer      TOTAL
                                Loans        Loans     Loans
Maturing Within One Year     $ 19,018     $  6,982  $  2,186  $  28,125
Maturing After One Year But     3,057       14,403     9,532  $  26,123
Within Five Years
Maturing After Five Years       1,051       50,577        --  $  52,558
                              -------     --------     -----   --------
TOTAL                        $ 23,126     $ 71,962  $ 11,718  $ 106,806
                             ========     ========  ========  =========

LOANS CLASSIFIED BY SENSITIVITY TO CHANGES IN INTEREST RATES
------------------------------------------------------------
                                   Fixed Interest Adjustable Interest    TOTAL
                                       Rate Loans         Rate Loans     -----
                                       ----------        -----------
Maturing Within One Year                 $  7,550           $ 21,297  $  28,846
Maturing After One But Within Five         24,667                 86     24,753
Years
Maturing After Five Years                  52,628                579     53,207
                                           ------                ---     ------
TOTAL                                    $ 84,845           $ 21,962  $ 106,806
                                         ========           ========  =========

                                         HARBOR BANKSHARES CORPORATION

MATURITIES OF TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE OUTSTANDING AT
-----------------------------------------------------------------------------
DECEMBER 31, 2001 AND 2000
--------------------------

                          2001      2000
                          ----      ----
Three months or less  $ 14,207  $  6,447
Three to six months      2,750     2,297
Six to twelve months     5,299     8,246
Over twelve months       6,965    12,508
                         -----    ------
TOTAL                 $ 29,221  $ 29,498
                      ========  ========

LONG AND SHORT TERM BORROWINGS
------------------------------

     Short term borrowings consist of borrowings from the FHLB. These borrowings re-price daily, have maturities of one year or less and may be prepaid without penalty. Long term borrowings for the year 2001 and 2000 consist of a note payable due July 1, 2012 at a fixed rate of 7.0% with interest payments only from August 2001to August 2002 and equal principal and interest payments from August 2002 to July 1, 2012.

BORROWINGS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
---------------------------------------------------------
(dollars in thousands)

                                                               2001     2000
                                                               ----     ----
          Amount outstanding at period-end:
             Long-term debt                                 $ 2,000  $ 2,000
             Short-term borrowings                                0  $ 2,000

          Average outstanding:
             Long-term debt                                 $ 2,000  $ 3,202
             Short-term borrowings                              137    4,547

          Weighted average interest rate during the period:
             Long-term debt                                   7.00%    7.77%
             Short-term borrowings                            6.24%    6.81%

                                         HARBOR BANKSHARES CORPORATION

         Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         HARBOR BANKSHARES CORPORATION

By:      /s/ Teodoro J. Hernandez
         ---------------------------------------------------

Title:   Teodoro J. Hernandez
         ---------------------------------------------------

Date:    Treasurer
         ---------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, and in the capacities, and on the dates indicated:

By:      /s/ Joseph Haskins, Jr.
         ---------------------------------------------------

Title:   Chairman & CEO
         ---------------------------------------------------

Date:    3/26/02
         ---------------------------------------------------


By:      ____________________________________________________

Title:   ____________________________________________________

Date:    ____________________________________________________


By:      ____________________________________________________

Title:   ____________________________________________________

Date:    ____________________________________________________

                          HARBOR BANKSHARES CORPORATION
                                AND SUBSIDIARIES

                              REPORT ON AUDITS OF
                              FINANCIAL STATEMENTS

                              FOR THE YEARS ENDED
                           DECEMBER 31, 2001 AND 2000

                                TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS                                 Page
                                                                  ----

     Balance Sheets                                               1 - 2

     Statements of Income                                           3

     Statements of Changes in Stockholders' Equity                  4

     Statements of Cash Flows                                     5 - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        7 - 26

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
 of Harbor Bankshares Corporation
Baltimore, Maryland

     We have audited the accompanying consolidated balance sheets of Harbor Bankshares Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the management of Harbor Bankshares Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbor Bankshares Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland
January 11, 2002

                HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31, 2001 AND 2000

                                    ASSETS

                                                             2001           2000
                                                        ------------   ------------
Cash and due from banks                                 $  6,992,077   $  5,223,521

Federal funds sold                                        10,553,426           -

Interest bearing deposits in other banks                   1,161,517        641,354

Investment securities:
  Held to maturity at amortized cost (fair value of
   $2,121,120 in 2001 and $27,268 in 2000)                 2,064,156         27,268

  Available for sale - at fair value                      48,932,420     54,643,679
                                                        ------------   ------------
                                                          50,996,576     54,670,947
                                                        ------------   ------------
Loans                                                    106,806,899    112,397,881

Allowance for loan losses                                   (959,574)      (732,636)
                                                        ------------   ------------

     Net loans                                           105,847,325    111,665,245
                                                        ------------   ------------

Premises and equipment, net                                  995,609      1,346,375

Stock in Federal Home Loan Bank of Atlanta - at cost         600,000        600,000

Goodwill                                                   2,506,226      2,837,498

Accrued interest receivable                                1,077,140      1,772,029

Cash surrender value of life insurance                     3,500,335      3,312,067

Deferred income taxes                                        552,898        826,439

Other assets                                               1,802,533      1,621,298
                                                        ------------   ------------

     TOTAL ASSETS                                       $186,585,662   $184,516,773
                                                        ============   ============

See accompanying notes.

                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        2001           2000
                                                    ------------   ------------
LIABILITIES:
  Deposits:
    Noninterest bearing demand                      $ 19,979,053   $ 18,882,984
    Interest bearing transaction accounts             21,205,840     16,535,184
    Savings                                           75,330,105     76,362,022
    Time, $100,000 or more                            29,221,626     29,498,290
    Other time                                        25,794,564     28,003,244
                                                    ------------   ------------
       Total deposits                                171,531,188    169,281,724
    Short-term borrowings                                  -          2,000,000
    Long-term debt                                     2,000,000      2,000,000
    Accrued interest payable                             538,383        741,610
    Other liabilities                                    274,712        247,362
                                                    ------------   ------------

       Total liabilities                             174,344,283    174,270,696
                                                    ------------   ------------

STOCKHOLDERS' EQUITY:
  Common stock (par value $0.01):
    Authorized 10,000,000 shares; issued 721,965
      and 689,788 at December 31, 2001 and 2000,
      including 33,333 common non-voting,
respectively                                               7,219          6,897
    Capital surplus                                    6,986,078      6,500,537
    Retained earnings                                  5,538,547      4,808,669
    Accumulated other comprehensive loss                (290,465)    (1,070,026)
                                                    ------------   ------------

       Total stockholders' equity                     12,241,379     10,246,077
                                                    ------------   ------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                     $186,585,662   $184,516,773
                                                    ============   ============

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                     2001               2000
                                                ------------       ------------
INTEREST INCOME:
   Interest and fees on loans                   $  9,287,266       $  9,831,611
   Interest on investments - taxable               3,542,796          3,658,682
   Interest on deposits in other banks                47,749             31,695
   Interest on federal funds sold                    731,248            143,112
                                                ------------       ------------
      Total interest income                       13,609,059         13,665,100
                                                ------------       ------------

INTEREST EXPENSE:
   Interest bearing transaction accounts             132,015            137,533
   Savings                                         2,518,970          3,003,128
   Time, $100,000 or more                          1,675,514            884,843
   Other time                                      1,496,596          1,614,471
   Notes payable                                     141,556            249,438
   Interest on short-term borrowings                   8,553            309,547
                                                ------------       ------------

      Total interest expense                       5,973,204          6,198,960
                                                ------------       ------------

NET INTEREST INCOME                                7,635,855          7,466,140

PROVISION FOR LOAN LOSSES                            399,996            346,000
                                                ------------       ------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                 7,235,859          7,120,140
                                                ------------       ------------

NONINTEREST INCOME:
   Service charges on deposit accounts               965,095          1,068,529
   Other service charges                             862,823            587,749
   Securities gains                                  197,072                 -
   Gain on sales of loans                             45,341             10,951
   Awards and grants                                 229,053            126,690
   Loan servicing fees                                27,350             46,163
   Other income                                        2,755              1,495
                                                ------------       ------------
      Total noninterest income                     2,329,489          1,841,577
                                                ------------       ------------

NONINTEREST EXPENSES:
   Salaries and employee benefits                  3,989,234          3,622,265
   Occupancy expense of premises                     777,500            808,878
   Equipment expense                                 654,061            802,427
   Data processing fees                              918,231            791,326
   Professional fees                                 199,069            387,894
   Goodwill amortization                             331,272            331,272
   Other expenses                                  1,657,374          1,365,401
                                                ------------       ------------

      Total noninterest expense                    8,526,741          8,109,463
                                                ------------       ------------

INCOME BEFORE INCOME TAXES                         1,038,607            852,254

APPLICABLE INCOME TAXES                              308,729            287,410
                                                ------------       ------------

NET INCOME                                      $    729,878       $    564,844
                                                ============       ============

BASIC EARNINGS PER SHARE                               $1.03               $.82
                                                       =====               ====

DILUTED EARNINGS PER SHARE                             $1.00               $.80
                                                       =====               ====

See accompanying notes.

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                         Accumu-
                                                                                          lated
                                                                                          Other
                                                                                         Compre-
                                                                                         hensive              Total
                                                Common      Capital       Retained        Income           Stockholders'
                                                 Stock      Surplus       Earnings        (Loss)              Equity
                                              --------   ------------   ------------    ------------      -------------
Balance at January 1, 2000                    $  6,895   $  6,497,416   $  4,243,825    $ (3,284,270)     $   7,463,866

Comprehensive income:
   Net income                                     -             -            564,844           -                564,844
   Unrealized gains on securities available-
      for-sale, net of taxes                      -             -              -           2,214,244          2,214,244
                                                                                                          -------------

         Total comprehensive income               -             -              -               -              2,779,088

      Exercise of stock options                      2          3,121          -               -                  3,123
                                              --------   ------------   ------------    ------------      -------------

Balance at December 31, 2000                     6,897      6,500,537      4,808,669      (1,070,026)        10,246,077

Comprehensive income:
   Net income                                     -             -            729,878           -                729,878
   Unrealized gains on securities available-
      for-sale, net of reclassification
      adjustment, net of taxes                    -             -              -             779,561            779,561
                                                                                                          -------------

         Total comprehensive income                                                                           1,509,439

   Sales of common stock                            28         41,936          -               -                 41,964
   Exercise of stock options                       294        443,605          -               -                443,899
                                              --------   ------------   ------------    ------------      -------------

Balance at December 31, 2001                  $  7,219   $  6,986,078   $  5,538,547    $   (290,465)     $  12,241,379
                                              ========   ============   ============    ============      =============

See accompanying notes.

                HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                           2001           2000
                                                                       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                            $    729,878   $    564,844
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                             941,558        997,939
  Provision for loan losses                                                 399,996        346,000
  Deferred income taxes                                                    (128,052)      (128,074)
  Increase in cash surrender value of life insurance                       (188,268)       (51,024)
  Gains on sales of loans                                                   (45,341)       (10,951)
  Gain on sale securities                                                  (197,072)          -
  Origination of loans held for sale                                     (4,643,621)    (2,581,847)
  Proceeds from sales of loans held for sale                              4,688,962      2,592,798
  Decrease (increase) in accrued interest receivable and other assets       261,424     (1,274,761)
  (Decrease) increase in accrued interest payable and other liabilities    (175,877)       357,925
                                                                       ------------   ------------

    Net cash provided by operating activities                             1,643,587        812,849
                                                                       ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net increase in deposits at other banks                                   (520,163)       (88,624)
 Purchases of investment securities held to maturity                     (2,040,530)        (7,629)
 Purchases of investment securities available for sale                  (71,311,142)    (1,684,952)
 Proceeds from maturities of investment securities held to maturity           -             63,000
 Proceeds from sales, maturities and principal payments
  of investment securities available for sale                            22,438,448         61,479
 Proceeds from called securities available for sale                      56,000,000           -
 Investment in life insurance policies                                        -         (3,261,043)
 Net decrease (increase) in loans                                         5,590,982    (10,267,954)
 Proceeds from sales of other real estate owned                              62,000        259,063
 Purchase of other real estate owned                                        (39,000)          -
 Purchases of premises and equipment - net                                 (237,527)      (397,483)
                                                                       ------------   ------------
    Net cash provided (used) by investing activities                      9,943,068    (15,324,143)
                                                                       ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                                 2,249,464      3,741,211
 Proceeds from sale of common stock                                         485,863          3,123
 Proceeds from long-term debt                                                  -         2,000,000
 Repayment of long-term debt                                                   -        (3,982,547)
 Net (decrease) increase in short-term borrowings                        (2,000,000)     2,000,000
                                                                       ------------   ------------

    Net cash provided by financing activities                               735,327      3,761,787
                                                                       ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         12,321,982    (10,749,507)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            5,223,521     15,973,028
                                                                       ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $ 17,545,503   $  5,223,521
                                                                       ============   ============

HARBOR BANKSHARES CORPORATION

For the Years ended December 31, 2001 and 2000

                                                           2001        2000
                                                        ----------  ----------
Supplemental disclosure of cash flows information:

  Cash paid for income taxes                            $  308,729  $  287,410
                                                        ==========  ==========

  Cash paid for interest                                $6,034,876  $5,907,149
                                                        ==========  ==========

Supplemental disclosure noncash investing and financing activities:

  Conversion of loans receivable to other
  real estate owned                                     $    -      $   79,234
                                                        ==========  ==========

See accompanying notes.

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2001. The following is a summary of the more significant accounting policies:

         Use of Estimates
         ----------------

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Loans
         -----

              Loans are stated at their principal balance outstanding net of any deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal outstanding. The Corporation places loans, except for consumer installment loans, on non-accrual when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Interest accrual may also be discontinued earlier if, in management's opinion, collection is unlikely. Generally, consumer installment loans are not placed on non-accrual, but are charged off when they are five months past due.

              Loans are considered impaired when, based on current information, it is probable that the Corporation will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal or interest payments become ninety days or more past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate and consumer installment loans, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of "minimal delay" in payment (ninety days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, the Corporation's impairment on such loans is measured by reference to the fair value of the collateral. Income on impaired loans is recognized on the cash basis and is first applied against the principal balance outstanding.

         Allowance for Loan Losses
         -------------------------

              The allowance for loan losses represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The adequacy of the allowance for loan losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of a number of factors as outlined below to establish a prudent level. Loans deemed uncollectible are charged against, while recoveries are credited to, the allowance. Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense. The Corporation's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances and the unallocated allowance.

              The formula for the allowance is calculated by applying loss factors to corresponding categories of outstanding loans. Loss factors are based on the Corporation's historical loss experience. The use of these loss factors is intended to reduce the difference between estimated losses inherent in the portfolio and observed losses.

              Specific allowances are established in cases where management has identified significant conditions or circumstances related to a loan that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. For other problem graded credits, allowances are established according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade.

              The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal loan examiners, and management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Executive management reviews these conditions quarterly.

              Management believes that the allowance for loan losses is adequate. However, the determination of the allowance requires significant judgment, and estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the loans comprising the loan portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's loan portfolio and allowance for loan losses. Such review may result in recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

         Premises and Equipment
         ----------------------

              Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, except for leasehold improvements which are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred.

         Other Real Estate Owned (OREO)
         ------------------------------

              OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required are added to a valuation reserve. Gains and losses realized from the sale of OREO, as well as valuation adjustments, are included in noninterest income. Expenses of operation are included in noninterest expense.

         Goodwill
         --------

              Goodwill represents the excess of the cost of assets acquired in business combinations accounted for under the purchase method over the fair value of the net assets at dates of acquisition and is being amortized on the straight-line method over fifteen years.

         Cash Surrender Value of Life Insurance
         --------------------------------------

              The Corporation is the beneficiary of insurance policies on the lives of officers and some employees of the Bank. The Corporation has recognized the amount that could be realized under the insurance policies as an asset in the consolidated balance sheets.

         Income Taxes
         ------------

              Income tax expense is based on the results of operations, adjusted for permanent differences between items of income or expense reported in the financial statements and those reported for tax purposes. Under the liability method, deferred income taxes are determined based on the differences between the financial statement carrying amounts and the income tax basis of assets and liabilities and are measured at the enacted tax rates that will be in effect when these differences reverse.

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

         Advertising
         -----------

              Advertising costs are expensed as incurred. Advertising expense was $115,290 and $114,465 for the years ended December 31, 2001 and 2000, respectively.

         Statement of Cash Flows
         -----------------------

              The Corporation has defined cash and cash equivalents in the statements of cash flows as those amounts included in the consolidated balance sheet captions "cash and due from banks" and "federal funds sold".

3.     RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133, as amended by SFAS No. 137 and No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended, had no impact on the Corporation's consolidated financial statements as the Corporation does not utilize derivatives.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (SFAS No. 141) and No. 142 Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

         SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. The Corporation has not fully assessed the potential impact of the adoption of SFAS No. 142, but believes it will not have a material impact on its financial statements.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs and is effective for the fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Corporation's consolidated financial statements.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 amends SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the impact of SFAS No. 144 to be material to the Corporation's consolidated financial statements.

4.     RESTRICTIONS ON CASH AND DUE FROM BANKS

         The Bank is required by the Federal Reserve to maintain a reserve balance based principally on deposit liabilities. The balance maintained is included in cash and due from banks. The reserve balances kept at the Federal Reserve Bank as of December 31, 2001 were $25,000.

5.   INVESTMENT SECURITIES

          The amortized cost and estimated fair values of investments securities are as follows:

                                                                   Gross         Gross
                                           Amortized            Unrealized     Unrealized      Estimated
                                             Cost                  Gains         Losses       Fair Value
                                          -----------             -------      ----------    ------------

Balance at December 31, 2001
Available for sale:
 U.S. Treasury and government agencies    $41,227,200            $160,858     $ (457,068)     $40,930,990
 Mortgage-backed securities                 7,633,242              10,382       (149,848)       7,493,776
 State and municipals                         512,076                 -           (4,422)         507,654
                                          -----------            --------     ----------      -----------
      Total                               $49,372,518            $171,240     $ (611,338)     $48,932,420
                                          ===========            ========     ==========      ===========

Held to maturity:
 U.S. Government agencies                 $ 2,018,656            $ 56,964     $     -         $ 2,075,620
 Other                                         45,500                 -             -              45,500
                                          -----------            --------     ----------      -----------
      Total                               $ 2,064,156            $ 56,964     $     -         $ 2,121,120
                                          ===========            ========     ==========      ===========

                                                                  Gross         Gross
                                            Amortized           Unrealized    Unrealized      Estimated
                                              Cost                Gains         Losses        Fair Value
                                          -----------           ----------    ----------    ------------

Balance at December 31, 2000
Available for sale:
 U.S. Treasury and government agencies    $55,560,984            $  -        $(1,600,845)     $53,960,139
 Mortgage-backed securities                   703,947               -            (20,407)         683,540
                                          -----------            --------      ---------      -----------
      Total                               $56,264,931            $  -        $(1,621,252)     $54,643,679
                                          ===========            ========      ==========     ===========

Held to maturity - Other                  $    27,268            $  -        $    -           $    27,268
                                          ===========            ========      ==========     ===========

     The amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or repay obligations without call or prepayment penalties.

                                            Amortized       Fair
                                              Cost          Value
                                            ---------      --------
Available for sale:
 Due after one year through five years      $27,739,276  $27,761,754
 Due after five years through ten years      10,000,000    9,664,370
 Due after ten years                          4,000,000    4,012,520
 Mortgage-backed securities                   7,633,242    7,493,776
                                            -----------  -----------
      Total                                 $49,372,518  $48,932,420
                                            ===========  ===========

Held to maturity:
 Due after one year through five years      $ 2,018,656  $ 2,075,620
 Due after ten years                             45,500       45,500
                                            -----------  -----------
      Total                                 $ 2,064,156  $ 2,121,120
                                            ===========  ===========

          During the year ended December 31, 2001 available-for-sale securities were sold resulting in gross proceeds of $22,438,448 and gross gains of $197,072. There were no sales of securities for the year ended December
31, 2000.

          Securities with a value of $15,251,496 at December 31, 2001 have been pledged as collateral for money market and certificate of deposit accounts.

6.   LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition of loans, net of unearned income at December 31 is as follows:

                                 2001          2000
                             -----------   -----------

Real estate - mortgage      $ 71,961,877  $ 70,593,670
Commercial                    23,125,985    33,516,529
Consumer                      10,612,351     6,981,154
Credit card loans              1,106,686     1,306,528
                             -----------   -----------
                            $106,806,899  $112,397,881
                             ===========   ===========

          Transactions in the allowance for loan losses are summarized as follows:

                                            2001       2000
                                         ---------    --------

Balance at January 1                      $732,636   $678,567
                                          --------   ---------
Provision charged to operating expense     399,996    346,000
                                          --------   ---------
Loans charged-off                         (246,168)  (403,514)
Recovery on loans previously charged-off    73,110    111,583
                                          --------   ---------
    Net loans charged-off                 (173,058)  (291,931)
                                          --------   ---------

Balance at December 31                    $959,574   $732,636
                                          ========   =========

          Information with respect to impaired loans at December 31, 2001 and 2000 and for the years then ended is as follows:

                                                       2001      2000
                                                     --------  --------

Impaired loans with a valuation allowance            $285,574  $352,453
Impaired loans without a valuation allowance          363,687   468,712
                                                      -------   -------

     Total impaired loans                            $649,261  $821,165
                                                     ========  ========

Allowance for loan losses related to impaired loans $ 70,059 $125,325 Allowance for loan losses related to other than
impaired loans                                        889,515   607,311
                                                     --------  --------

     Total allowance for loan losses                 $959,574  $732,636

Average impaired loans for the year                  $756,213  $410,076
                                                     ========  ========
Interest income on impaired loans recognized
 on the cash basis                                       -         -

         The Bank has sold certain real estate mortgage loans without recourse and retained the related servicing rights. The principal balances of these serviced loans, which are not included in the accompanying consolidated balance sheets, totaled $8,419,720 and $9,962,481 at December 31, 2001 and 2000, respectively. There were no loans held for sale at December 31, 2001 and 2000.

         At December 31, 2001 and 2000 the net carrying amount of mortgage servicing rights was $31,640 and $53,634, respectively, which approximated fair value and are included in other assets.

         The Bank has granted loans to certain officers and directors of the Bank and their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $5,585,520 and $8,843,783 at December 31, 2001 and 2000, respectively. During 2001, $2,125,070 of new loans were made while repayments totaled $5,383,333. During 2000, $1,925,451 of new loans were made while repayments totaled $811,246.

7.     PREMISES AND EQUIPMENT

         The major classes of premises and equipment at December 31 are summarized as follows:

                                                                         2000                   2001
                                                                       ----------           -----------
Land                                                                   $   30,000            $   30,000
Buildings                                                                 129,510               129,510
Furniture, fixtures and equipment                                       3,008,180             2,792,100
Leasehold improvements                                                    626,587               605,295
                                                                       ----------            ----------
                                                                        3,794,277             3,556,905
  Less accumulated depreciation and amortization                        2,798,668             2,210,530
                                                                       ----------            ----------
         Total                                                         $  995,609            $1,346,375
                                                                       ==========            ==========

         Depreciation expense was $588,293 and $666,667 for the years ended December 31, 2001 and 2000.

         The Bank leases branch and office facilities. The lease agreements provide for the payment of utilities and taxes by the lessee. Future minimum payments for each of the five succeeding years under noncancelable operating leases consisted of the following at December 31, 2001:

2002                                           $  549,123
2003                                              568,115
2004                                              552,322
2005                                              479,267
2006                                              437,416
Thereafter                                      1,169,298

         Total rental expense under operating leases amounted to $482,119 and $498,223 for the years ended December 31, 2001 and 2000, respectively.

8.     INCOME TAX

         The Corporation's provision for income taxes for the years ended December 31, is summarized as follows:

                                                                      2000                       2001
                                                                    ---------                  ---------
Taxes currently payable                                              $436,781                   $415,484
Deferred taxes (benefit)                                             (128,052)                  (128,074)
                                                                     --------                   --------
Income tax expense for the year                                      $308,729                   $287,410
                                                                     ========                   ========

         A reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Corporation is as follows:

                                                                     2000                      2001
                                                                    --------                  -------
Federal income tax rate                                               34.0%                    34.0%
Increase (decrease) resulting from:
  Increase in cash surrender value of life insurance                  (6.6)                    (2.0)
  Other                                                                2.3                      1.7
                                                                      ----                     ----
Effective tax rate                                                    29.7%                    33.7%
                                                                      ====                     ====

         Significant components of the Corporation's deferred tax liabilities and assets included in other assets at December 31 are as follows:

                                                                         2000                    2001
                                                                      ----------                ---------
Deferred tax liabilities -
   Prepaid expenses                                                     $  9,018                 $ 12,845
                                                                        --------                 --------

Deferred tax assets:
   Loan loss reserve                                                     212,744                  133,629
   Deferred loan origination fees                                         32,536                   47,592
   Depreciation                                                          115,161                   96,469
   Deferred compensation                                                  51,842                   10,368
   Unrealized loss on investment securities available for sale           149,633                  551,226
                                                                        --------                 --------

       Total deferred tax assets                                         561,916                  839,284
                                                                        --------                 --------

       Net deferred tax asset                                           $552,898                 $826,439
                                                                        ========                 ========

         No valuation allowance was recorded for the deferred tax assets at December 31, 2001 or 2000.

9.     SHORT-TERM BORROWINGS

         Short-term borrowings consist entirely of an advance from the Federal Home Loan Bank ("FHLB"). Information related to these advances for the years ended December 31, 2001 and 2000 is as follows:

                                                                           2000                2001
                                                                         --------            --------
Balance at December 31                                                   $   -               $2,000,000
Maximum amount outstanding at any month-end                              2,000,000            9,000,000
Daily average amount outstanding                                           137,000            4,546,585
Weighted daily average interest rate                                         6.24%                6.81%
Weighted average interest rate at December 31                                -                    6.35%

         The FHLB advances are collateralized by a blanket lien on all 1 - 4 family residential mortgage loans. As of December 31, 2001, the Bank had an unused available line of credit of $18,600,000.

10.    LONG-TERM DEBT

         Long-term debt consists of the following at December 31, 2001 and 2000:

                                                                            2000                 2001
                                                                         ----------            ----------
Note payable - due July 1, 2012. Interest only payments
 from August 10, 2001 to August 1, 2002. From August 2002
 to July 2012, equal principal monthly and interest payments of $23,087 to maturity. Interest rate is fixed at 7.0%
 for the term of the note.                                               $2,000,000            $2,000,000
                                                                         ==========            ==========

11.    EMPLOYEE BENEFIT PLANS

       .     Stock Options
             -------------

                The Corporation has stock option award arrangements which provide for the granting of options to acquire common stock to directors and key employees. Option prices are equal to or greater than the estimated fair market value of the common stock at the date of the grant. Options are generally exercisable immediately after the date of the grant.

                  A summary of the Corporation's stock options as of December 31, 2001 and 2000 and changes during the years ended on those dates is presented below:

                                                      2001                2000
                                                ------------------  ------------------
                                                          Weighted            Weighted
                                                           Average             Average
                                                          Exercise            Exercise
                                                 Shares     Price    Shares     Price
                                                --------   -------  --------   -------

Outstanding at the beginning of the year        195,828     $15.18  171,799     $15.09
Granted                                           4,307      17.00   29,000      15.62
Exercised                                       (29,398)     14.80     (211)     14.80
Forfeited                                       (14,052)     14.80   (4,760)     14.80
                                                -------             -------
Outstanding at end of year                      156,685      15.26  195,828      15.18
                                                =======             =======
Options exercisable at year-end                 156,685     $15.26  195,828     $15.18
                                                =======             =======
Weighted average fair value of options
 granted during the year                                     $7.76               $7.83

                  The following table summarizes information about stock options outstanding at December 31, 2001:

               Options Outstanding and Exercisable
            ----------------------------------------
                                     Weighted-
                                      Average      Weighted-
                                     Remaining      Average
    Exercise            Number          Life        Exercise
   Price Range       Outstanding      (Years)        Price
   -----------       -----------      -------        -----
$ 9.87 to $14.00         1,013          2.96        $ 9.87
$14.80 to $15.24       123,147          3.68        $14.83
$15.75 to $17.00        32,525          7.06        $16.17

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

                  The following weighted average assumptions were used for the years ended December 31, 2001 and 2000:

                                        2000                  2001
                                       ------                ------
Dividend yield                            .00%                  .00%
Expected volatility                     20.00%                20.00%
Risk-free interest rate                  5.106%                5.967%
Expected lives (in years)                5                     5

                  For purpose of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS No. 123 for pro forma disclosure in the current year are not necessarily representative of the effects on pro forma net income for future years.

                  Options under the Plans are granted with an exercise price equal to the fair value of the shares of the date of grant. As allowed by SFAS No. 123, the Corporation has elected to continue applying Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined consistent with SFAS No. 123, the Corporation's net income and earnings per share on a pro forma basis in 2001 and 2000 would have been as set out below follows:

                                                  2001                  2000
                                                --------              --------
Net income:
  As reported                                   $729,878               $564,844
  Pro forma                                      709,361                434,395
Basic net income per share:
  As reported                                      $1.03                   $.82
  Pro forma                                         1.00                    .63
Diluted net income per share:
  As reported                                      $1.01                   $.80
  Pro forma                                          .98                    .62

             Profit Sharing Retirement Savings Plan
             --------------------------------------

                  The Corporation has established a defined contribution plan covering employees meeting certain age and service eligibility requirements. The plan provides for cash deferrals qualifying under Section 401(k). Matching contributions made by the Corporation totaled $54,842 and $42,068 for the years ended December 31, 2001 and 2000, respectively.

             Deferred Compensation
             ---------------------

                  The Bank has entered into deferred compensation agreements with two of its executive officers. Under the agreements, the Bank is obligated to provide for each such officer or his beneficiaries, during a period of fifteen years after the employee's death, disability or retirement, annual benefits ranging from $90,000 to $200,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The expense incurred for this plan for the years ended December 31, 2001 and 2000 was $121,980 and $30,495, respectively. The Bank, is the beneficiary of life insurance policies, with an aggregate cash surrender value of $3,500,335 at December 31, 2001, that was purchased as a method of partially financing benefits under this plan.

12.    CONCENTRATIONS OF CREDIT RISK

         Real estate mortgages comprise $71,961,877 and $70,593,670 of the total loan portfolio at December 31, 2001 and 2000, respectively. All real estate mortgage loans are collateralized by real property and/or other assets.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2001, the capital levels of the Corporation and the Bank exceed all minimum capital adequacy requirements to which they are subject.

         The Corporation's and the Bank's actual capital amounts and ratios are also presented in the table: (in thousands)

                                                                                                         To Be Well
                                                                                                       Capitalized Under
                                                                            For Capital                Prompt Corrective
                                                      Actual              Adequacy Purposes            Action Provisions
                                                  -------------        ----------------------        ---------------------
                                                                       Minimum       Required        Minimum       Required
                                                  Amount  Ratio         Amount         Ratio          Amount         Ratio
                                                  ------  -----        -------       --------        -------       --------
As of December 31, 2001:
  Total Capital (to risk-weighted total assets)
    Harbor Bankshares Corporation                $10,984   9.71%       $9,043          8.0%          $11,308         10.0%
    Harbor Bank of Maryland                       12,936  11.44%        9,043          8.0%           11,304         10.0%

  Tier 1 Capital (to risk weighted assets)
    Harbor Bankshares Corporation                 10,025   8.87%        4,522          4.0%            6,782          6.0%
    Harbor Bank of Maryland                       11,997  10.61%        4,522          4.0%            6,783          6.0%

  Tier 1 Capital (to average assets)
    Harbor Bankshares Corporation                 10,025   5.13%        7,823          4.0%            9,775          5.0%
    Harbor Bank of Maryland                       11,997   6.13%        7,823          4.0%            9,779          5.0%

                                                                                                         To Be Well
                                                                                                       Capitalized Under
                                                                            For Capital                Prompt Corrective
                                                      Actual              Adequacy Purposes            Action Provisions
                                                  -------------        ----------------------        ---------------------
                                                                       Minimum       Required        Minimum       Required
                                                  Amount  Ratio         Amount         Ratio          Amount         Ratio
                                                  ------  -----        -------       --------        -------       --------
As of December 31, 2000:
  Total Capital (to risk-weighted total assets)
    Harbor Bankshares Corporation                 $ 9,212   7.81%      $9,269          8.0%          $11,691         10.0%
    Harbor Bank of Maryland                        11,116   9.34%       9,269          8.0%           11,586         10.0%

  Tier 1 Capital (to risk weighted assets)
    Harbor Bankshares Corporation                   8,479   7.13%       4,634          4.0%            7,043          6.0%
    Harbor Bank of Maryland                        10,383   8.73%       4,634          4.0%            6,952          6.0%

  Tier 1 Capital (to average assets)\
    Harbor Bankshares Corporation                   8,479    4.9%       6,996          4.0%            8,699          5.0%
    Harbor Bank of Maryland                        10,383    6.0%       6,996          4.0             8,745          5.0%

         The ability of the Corporation to pay dividends is limited by the level of dividends which can be paid by the Bank. The ability of the Bank to pay dividends is limited by the provisions of Maryland law, which requires the maintenance of a capital surplus account equal to the par value of the outstanding common stock.

         The Bank may make dividend distributions to the Corporation up to 100% of its net income in the calendar year. At December 31, 2001, the total allowable dividend distributions was $823,000.

15.    EARNINGS PER SHARE

         Basic and diluted net income per common share calculations for the years ended December 31, 2001 and 2000 are as follows:

                                                                               2001               2000
                                                                             --------            --------
BASIC:
  Net income                                                                 $729,878            $564,844
                                                                             --------            --------

  Average common shares outstanding                                           707,217             689,788
                                                                             --------            --------

  Net income per common share - basic                                         $1.03                $.82
                                                                              =====                ====

DILUTED:
  Net income                                                                 $729,878            $564,844
                                                                             --------            --------

  Average common shares outstanding                                           707,217             689,788

  Stock option adjustment                                                      19,690              13,286
                                                                             --------            --------

  Average common shares outstanding - diluted                                 726,907             703,074
                                                                             --------            --------

  Net income per common share - diluted                                       $1.00                $.80
                                                                              =====                ====

         Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period.

         Diluted net income per common shares takes into consideration the pro forma dilution assuming the Corporation's outstanding in-the-money stock options were converted or exercised into common shares. The average price of the Corporation's common stock for the period is used to determine the dilutive effect of outstanding stock options.

16.    COMPREHENSIVE INCOME

         The following table summarizes the related tax effect of unrealized gains (losses) on securities available-for-sale, with the net amount included in "Accumulated Other Comprehensive Income (Loss)", as shown in the Consolidated Statement of Changes in Stockholders' Equity:

                                                       2001                                2000
                                         ---------------------------------   ------------------------------------
                                                         Tax                                 Tax
                                           Pretax     (Expense)      Net       Pretax     (Expense)        Net
                                           Amount      Benefit     Amount      Amount      Benefit       Amount
                                         ----------   ---------   --------   ----------  -----------   ----------

Unrealized gains (losses) on securities
  available-for-sale:
  Unrealized holding gains (losses)
   arising during the year               $1,378,226   $(468,597)  $909,629   $3,354,916  $(1,140,672)  $2,214,244
  Reclassification adjustment for
   (gains) losses included in
   net income                              (197,072)     67,004   (130,068)        -            -            -
                                         ----------   ---------   --------   ----------  -----------   ----------
Total                                    $1,181,154   $(401,593)  $779,561   $3,354,916  $(1,140,672)  $2,214,244
                                         ==========   =========   ========   ==========  ===========   ==========

17.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         In the normal course of business, the Corporation has various outstanding credit commitments which are properly not reflected in the financial statements. These commitments are made to satisfy the financing needs of the Corporation's clients. The associated credit risk is controlled by subjecting such activity to the same credit and quality controls as exist for the Corporation's lending and investing activities. The commitments involve diverse business and consumer customers and are generally well collateralized. Management does not anticipate that losses, if any, which may occur as a result of these commitments would materially affect the stockholders' equity of the Corporation. Since a portion of the commitments have some likelihood of not being exercised, the amounts do not necessarily represent future cash requirements.

         Loan and credit line commitments, totaled $25,323,000 at December
31, 2001 and $20,863,000 at December 31, 2000. These commitments are contingent upon continuing customer compliance with the terms of the agreement.

         Commercial letters of credit, totaling $760,361 at December 31, 2001 and $293,353 at December 31, 2000, are obligations to make payments under certain conditions to meet contingencies related to customers' contractual agreements. They are primarily used to guarantee a customer's contractual and/or financial performance, and are seldom exercised.

18.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

             Cash and Due from Banks and Federal Funds Sold
             ----------------------------------------------

                  The carrying amount approximated fair value.

             Interest-Bearing Deposits in Other Banks
             ----------------------------------------

                  Due to their short-term nature, the carrying amount approximated fair value.

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

             Stock in FHLB
             -------------

                  Due to its restrictive nature, the fair value of stock in FHLB approximates its carrying value.

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

             Short-Term Borrowings
             ---------------------

                  The carrying amounts of short-term borrowings approximate their fair values.

             Long-Term Debt
             --------------

                  Long-term debt is discounted on a cash flow approach based on market rates as of December 31, 2001 and 2000.

             Off-Balance Sheet Financial Instruments
             ---------------------------------------

                  The fair value of loan commitments and letters of credit was estimated based upon the estimated amount of unamortized fees collected or paid incident to granting or receiving the commitment.

                  The carrying values and estimated fair values of the Corporation's financial assets and liabilities are as follows:

                                      December 31, 2001             December 31, 2000
                                    ------------------------      ------------------------
                                                  Estimated                     Estimated
                                      Carrying       Fair           Carrying       Fair
                                       Value        Value            Value        Value
                                    -----------  ----------       -----------  -----------
Financial assets:
  Cash and due from banks           $ 6,992,077  $ 6,992,077      $ 5,223,521  $ 5,223,521
  Federal funds sold                 10,553,426   10,553,426             -            -
  Interest bearing deposits
    in other banks                    1,161,517    1,161,517          641,354      641,354
  Investment securities              50,996,576   51,053,540       55,270,947   55,270,947
  Loans, net of reserves            105,847,325  103,435,500      111,665,245  110,573,525
  Stock in FHLB                         600,000      600,000          600,000      600,000
  Accrued interest receivable         1,077,140    1,077,140        1,772,029    1,772,029
  Cash surrender of life insurance    3,500,335    3,500,335        3,312,067    3,312,067

Financial liabilities:
  Deposits                          171,531,188  171,290,300      169,281,724  167,538,916
  Short-term borrowings                    -            -           2,000,000    2,000,000
  Long-term debt                      2,000,000    1,975,200        2,000,000    1,952,150
  Accrued interest payable              538,383      538,383          741,610      741,610

             Off-Balance Sheet Financial Assets
             ----------------------------------

                                       2001                      2000
                              -----------------------   -----------------------
                               Estimated    Estimated    Estimated    Estimated
                                 Amount    Fair Value      Amount    Fair Value
                               ---------   ----------    ---------   ----------

Commitments to extend credit  $15,586,000    $(32,500)  $10,336,000    $(21,500)
Other unused commitments        9,747,000     (12,500)   10,527,000     (14,250)
Commercial letters of credit      760,361         -         293,353         -

19.    SUBSEQUENT EVENT

         On January 17, 2002, the Bank entered into an agreement to sublet a branch site from another commercial bank and purchase the related deposit liabilities totaling approximately $24 million. Upon regulatory approval the transaction is expected to be consumated in the second quarter of 2002. The Bank will pay a deposit premium of 4% which may be reduced based on the amount of deposits retained (as defined) by the Bank.

20.    PARENT COMPANY ONLY FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS

                                                                                    December 31,
                                                                            2001                   2000
                                                                          -----------            -----------
Assets:
  Investment in bank subsidiary                                           $14,193,248            $12,150,487
  Due from bank subsidiary                                                     48,131                 95,590
                                                                          -----------            -----------

      Total assets                                                        $14,241,379            $12,246,077
                                                                          ===========            ===========
Liabilities -
  Long-term debt                                                          $ 2,000,000            $ 2,000,000

Stockholders' equity                                                       12,241,379             10,246,077
                                                                          -----------            -----------
      Total liabilities and stockholders' equity                          $14,241,379            $12,246,077
                                                                          ===========            ===========

                          CONDENSED STATEMENT OF INCOME

                                                                                 Years Ended December 31
                                                                            2001                   2000
                                                                          -----------            -----------

Dividend from subsidiary                                                   $141,556              $ 2,263,702
Interest and other expenses                                                 141,556                 (281,155)
Income tax benefit                                                           48,131                   95,590
Equity in undistributed income of subsidiary                                681,747               (1,513,293)
                                                                           --------              -----------

Net income                                                                 $729,878              $   564,844
                                                                           ========              ===========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31
                                                                            2001                   2000
                                                                          -----------            -----------

Operating activities:
   Net income                                                               $ 729,878            $   564,844
   Adjustment to reconcile net income to net
     cash provided by operating activities
   Change in other assets and liabilities, net                                 47,459                  5,029
   Equity in undistributed income of subsidiary                              (681,747)             1,513,293
                                                                          -----------            -----------

         Net cash provided by operating activities                             95,590              2,083,166
                                                                          -----------            -----------

Investing activities - Investment in subsidiary                              (581,453)              (103,742)
                                                                          -----------            -----------

Financing activities:
   Proceeds from long-term debt                                                -                   2,000,000
   Repayment of long-term debt                                                 -                  (3,982,547)
   Proceeds from sale of common stock                                         485,863                  3,123
   Payments of cash dividends                                                  -                      -
                                                                          -----------            -----------

        Net cash used in financing activities                                 485,863             (1,979,424)
                                                                          -----------            -----------

Change in cash and cash equivalents                                             -                     -

Cash and cash equivalents at beginning of year                                  -                     -
                                                                          -----------            -----------

Cash and cash equivalents at end of year                                  $     -                $    -
                                                                          ===========            ===========

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

                          Harbor Bankshares Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Table of Contents: Corporate Financial Review
                  -----------------  --------------------------

CONSOLIDATED FIVE-YEARS SELECTED FINANCIAL DATA............................- 1 -

OVERVIEW...................................................................- 2 -

NET INTEREST INCOME........................................................- 2 -

PROVISION FOR LOAN LOSSES AND ASSET QUALITY................................- 3 -

           Non-Performing Assets...........................................- 3 -


NON INTEREST INCOME........................................................- 4 -
           Non-Interest Income Summary

NON INTEREST EXPENSES......................................................- 5 -
           Non-Interest Expenses Summary

APPLICABLE INCOME TAXES....................................................- 5 -

CREDIT RISK ANALYSIS.......................................................- 5 -

ASSET AND LIABILITY MANAGEMENT.............................................- 6 -

         Introduction......................................................- 6 -

         Liquidity.........................................................- 6 -

         Interest Rate Sensitivity.........................................- 7 -

LONG AND SHORT TERM BORROWINGS.............................................- 7 -

CAPITAL RESOURCES..........................................................- 8 -

CHANGES IN FINANCIAL POSITION..............................................- 8 -

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------
OTHER INFORMATION..........................................................- 8 -
         Recent Account Pronouncements.....................................- 9 -


SUPPLEMENT TO 2001 ANNUAL REPORT TO STOCKHOLDERS..........................- 10 -
         BOARD OF DIRECTORS...............................................- 10 -
         EXECUTIVE OFFICERS...............................................- 10 -
         ADVISORY BOARD...................................................- 10 -

SHAREHOLDERS INFORMATION..................................................- 11 -

         MARKET SUMMARY OF STOCK..........................................- 11 -

         CASH DIVIDENDS...................................................- 11 -

         TRANSFER AGENT AND REGISTRAR.....................................- 11 -

         SEC FORM 10-KSB..................................................- 11 -

--------------------------------------------------------------------------------

Table of Exhibits
-----------------

         A Consolidated Three-years Statement: Average Balances, Yields/Rates, Income and Expense at December 31 for each of the three years from 1999 through 2001

         B Summary of Loan Loss Experience and Allocation of Allowance for Loan Losses

         C Interest Variance Analysis: A summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates

         D Data and information at December 31, 2001 as to: 1) Maturities of Certificates of Deposit of $100,000 or more, 2) the Corporation's loan portfolio by type of loan, and 3) a Summary of the Corporation's Investment Securities portfolio as of that date.

         E Consolidated Quarterly Results of Operations, Market Prices and Dividends

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

                CONSOLIDATED FIVE-YEARS SELECTED FINANCIAL DATA
                HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

(In thousands, except per share data)
                                                                   Year ended December 31,
                                                 2001          2000            1999           1998           1997
                                                 ----          ----            ----           ----           ----
OPERATING DATA
--------------
Interest Income                               $13,609       $13,665         $12,342       $ 11,083       $ 10,369
Interest Expense                                5,973         6,199           5,718          5,143          4,797
                                                -----         -----          ------        -------        -------
Net Interest Income                             7,636         7,466           6,624          5,940          5,572
Provision for Loan Losses                         400           346             803            213             72

Other Operating Income                          2,329         1,841           1,470          1,302          1,441
 Other Operating Expenses                       8,526         8,109           7,284          5,984          5,840
                                              -------       -------          ------        -------        -------
Income Before Taxes                             1,039           852               7          1,045          1,101
Income Taxes                                      309           287               6            317            401
                                             --------       -------        --------        -------        -------
Net Income                                  $     730       $   565        $      1        $   728        $   700
                                             ========       =======        ========        =======        =======
PER SHARE DATA
--------------
Net Income - Basic                       $       1.03       $   .82        $      -        $  1.06        $  1.07
Net Income - Diluted                             1.01           .80               -             .-             99
Dividend                                         -               -              .25           . 25            .20
Book Value                               $      16.95       $ 14.85        $  10.82        $ 15.54        $ 15.07
Book Value excluding unrealized                 17.36         16.40           15.58          15.83          15.07
securities gains (Losses)

BALANCE SHEET DATA
------------------
Total Assets                                 $186,586      $184,517        $177,618       $184,723       $135,874
Deposits                                      171,531       169,282         165,541        167,482        118,935
Total Net Loans                               105,847       111,665         101,823         85,097         77,616
Total Stockholder's Equity                     12,241        10,246           7,464         10,669         10,301
Return on Average Assets                         .37%          .32%               -          . 50%           .53%
Return on Average Equity                         6.2%          7.0%               -           6.9%           7.3%
Tier 1 Regulatory Capital to Assets              5.4%          4.6%            4.3%           3.9%           4.9%
Dividend Payout Ratio %                            -              -          117.0%          23.4%          18.1%

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           CORPORATE FINANCIAL REVIEW
                           --------------------------

OVERVIEW - 2001 COMPARED TO 2000
--------------------------------

         Harbor Bankshares Corporation (the "Corporation") improved its performance for the year 2001, when compared to the prior year. Earnings for the year were $730 thousand compared to $565 thousand earned during 2000, an increase of $165 thousand or 29.2 percent.

         The Corporation's subsidiary, The Harbor Bank of Maryland (The Bank), achieved earnings of $823 thousand compared to $750 thousand from the prior year. The return on average assets for the Bank was .42%.

         Return on average assets (ROAA) and average equity (ROAE) for the Corporation were .37% and 6.24% respectively.


NET-INTEREST INCOME
-------------------

         Net interest income is the difference between interest income and related fees on earning assets and the interest expense incurred on deposits and other borrowings. Net interest income continued to be the Corporation's main source of earnings. Net interest income increased by $170 thousand or 2.3 percent. The slight increase reflects the down turn in interest rates during 2001 and its adverse effect on earnings. The discount and prime interest rates dropped 4.75 percent, during the year, beginning January, 2001.

         Total interest income decreased by $56 thousand to $13.6 million for 2001 when compared to the $13.7 million earned during 2000. As stated above, lower interest rates resulted in the almost flat interest earnings for the year.

         Total interest expense also decreased by $226 thousand or 3.6% to $6.0 million in 2001 from $6.2 million in 2000. Lower interest rates resulted in a lower interest expense due to the repricing of liabilities through out the year.

         Net interest margin for 2001 was 4.36% compared to 5.00% for 2000.

         The table attached as Exhibit A compares the consolidated average balances, interest income, interest expense and yields for a five-year period.

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES AND ASSET QUALITY
-------------------------------------------

         For the year ended December 31, 2001, we recorded a $400 thousand provision for loan losses, compared to $346 thousand for the year ended December 31, 2000. Gross charge-offs totaled $246 thousand for the year ended December 31, 2001, as compared to the prior year total of $404 thousand. These charge-offs in 2001 primarily relate to credit cards, consumer and mortgage loans. The lower provision in 2001 reflects:

         (1) net charge-offs for the year ended December 31, 2001 of $173 thousand compared to net charge-offs of $292 thousand for the year ended December 31, 2000. The lower charge-offs were a result of the management collection's efforts and emphasis on quality loans.

         (2) a decline in the overall loan portfolio of $5.6 million, mainly in the commercial loan category.

         The allowance for loan losses as of December 31, 2001 was .89% of total loans and .65% at the end of the comparable 2000 period. The increase in the coverage ratio reflects the lower charge-off levels and a higher provision for the year 2001.

         Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and its underlying collateral, the mix of loans within the portfolio, delinquency trends, economic conditions, current and prospective trends in real estate values, and other relevant factors.

         The table below shows the non-performing assets for a five-year period:


Non-Performing Assets (in thousands except percentages)

                                                 2001          2000            1999           1998           1997
                                                 ----          ----            ----           ----           ----
Non-accrual Loans                               $ 620       $   265        $  1,003       $  1,107        $   770
Accruing Loans past due 90 days
  or more                                         135             6              47            547          1,948
Foreclosed Real Estate                             14            37             217            638           none
Total Non-performing assets and
  past due Loans                                  769           308           1,267          2,292          2,718
Total Non-performing Assets and
  past due Loans to Year-End Assets              .41%          .17%            .71%           1.2%           2.0%
Total Non-performing Loans to
  Year-End Loans                                 .72%          .24%            1.0%           1.9%           3.5%

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

         Our allowance for loan loss methodology is a loan classification based system. We base the required reserve on a percentage of the loan balance for each type of loan and classification level. Watch, special mention, substandard and doubtful loans are reserved at 5.0%, 10.0%, 20.0% and 50.0% respectively. Reserve percentages are based on each individual lending program, its loss history and underwriting characteristics including loan to value, credit score, debt coverage, collateral, and capacity to service debt. This analysis is used to validate the loan loss reserve matrix as well as assist in establishing overall lending direction.

         While management considers the Corporation's allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, management's assumptions as to future delinquencies or loss rates, and management's intent with regard to asset disposition options. In addition, the Corporation's allowance for loan losses is periodically reviewed by the bank regulatory agencies as an integral part of their examination process. Based on their review, the agencies may require the Corporation to adjust the allowance.

         The allocation of the allowance for loan losses is detailed in Exhibit
B.


NON-INTEREST INCOME
-------------------

         Non-interest income increased by $488 thousand or 26.5% to $2.3 million in 2001. ATM fees were $240 thousand for 2001, representing 10.4% of other operating income. Included in the 2001 non-interest income were $45 thousand of gains on sale of loans, a $229 thousand award from CDFI (Treasury Department), $27 thousand of servicing fees and a gain on sale of securities of $197 thousand. The 2000 non-interest income reflects a $11 thousand gain on sale of loans, a $127 thousand award from the Treasury Department, and $46 thousand of servicing fees.

Non-Interest Income Summary (in thousands)

                                                 2001          2000            1999           1998           1997
                                                 ----                          ----           ----           ----
Service charges on deposit accounts            $  965        $1,069          $  845         $  609         $  610
ATM fees                                          166           147             155            336            299
Awards & Grants                                   229           127              --             --             --
Gain on sale of Real Estate                        --            --             112             --             --
Gain on sale of loans                              45            11               7             --             42
Gain on sale of securities                        197            --              --             26            212
Servicing Fees                                     27            46              32             42             90
Other non-interest income                         604           441             319            289            188
                                               ------           ---          ------           ----           ----
Total non-interest income                      $2,329        $1,841          $1,470         $1,302         $1,441
                                               ======        ======          ======         ======         ======

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------


NON-INTEREST EXPENSES
---------------------

         Non-interest expenses of $8.5 million in 2001, increased by $417 thousand or 5.1% when compared to $8.1 million in 2000. Salaries and benefits of $4.0 million in 2001 reflect an increase of $367 thousand or 10.1% when compared to the prior year salaries and benefits cost. Equipment expense decreased by $148 thousand or 18.5% due to less cost associated with purchases during 2001. Professional fees decreased by $189 thousand or 48.7% due to less consulting fees related to development of new products and services. FDIC Insurance increased by $58 thousand due to additional assessments in relation to the Corporation subsidiary, The Harbor Bank of Maryland. Other expenses increased by $234 thousand or 17.5% reflecting general expense increases. Goodwill amortization of $331 thousand in 2001 remained the same as 2000.

Non-Interest Expenses Summary (In thousands)

                                                 2001          2000            1999           1998           1997
                                                 ----                          ----           ----           ----
Salaries and employee benefits                $ 3,989       $ 3,622         $ 3,220        $ 2,672        $ 2,611
Occupancy expense, net                            778           809             831            737            678
Equipment Expenses                                654           802             728            408            386
Data Processing Fees                              918           791             679            604            565
Professional Fees                                 199           388             199            117            131
Goodwill Amortization                             331           331             331            331            331
FDIC Insurance                                     87            29              44             37             36
Other Non-Interest Expense                      1,571         1,337           1,252          1,078          1,102
                                              -------         -----           -----          -----          -----
Total Non-Interest Expense                    $ 8,527       $ 8,109         $ 7,284        $ 5,984        $ 5,840
                                              =======       =======         =======        =======        =======

APPLICABLE INCOME TAXES
-----------------------

         Applicable income taxes includes current and deferred portions which are detailed in Note 7 of the audited consolidated financial statements. Taxes for 2001 were $309 thousand compared to $287 thousand for 2000. The effective tax rate for the year ended December 31,2001 was 29.7% compared to 33.7% for the year ended December 31, 2000. The decrease in the effective rate was caused by an increase in the cash surrender value of officers life insurance, which is non-taxable.

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

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

         Credit risk is mitigated through portfolio diversification, limiting exposure to any single industry or customer, requiring collateral and employing standard lending policies and underwriting criteria across the Corporation. Note 2, to the consolidated financial statements describes the Corporation's accounting policies related to nonperforming loans and charge-offs and describes the methodologies used to develop the allowance, including both the allocated and unallocated components. The Corporation's policies are consistent with regulatory standards.

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

         The Bank has also established secured lines of credit with the FHLB as an additional source of liquidity. Collateral must be pledged to the FHLB before advances can be obtained. At December 31, 2001, the Corporation had sufficient collateral in order to borrow up to an aggregate of $18.6 million from the FHLB under the established lines of credit, if necessary. Liquidity is also provided through the Corporation's portfolio of liquid assets, consisting of cash and due from banks, interest-bearing deposits in other banks and investment securities available for sale. Such assets totaled $69.7 million or 37.4% of total assets at December 31, 2001.

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

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

Cash flows from investing activities include the purchase, sale and maturity of investments and interest bearing deposits in other banks, the net decrease in the level of loans, and purchases of premises and equipment. Cash flows from financing activities consist of movements in the level of deposits and other borrowings, and proceeds from the issuance of stock.

         For the year ended December 31, 2001, net cash provided by operating activities totaled $1.6 million. Net cash provided by investing activities totaled $9.9 million resulting primarily from the proceeds of called investment securities totaling $56.0 million, proceeds from sale of securities of $22.3 million, purchase of investment securities of $71.2 million and a net decrease in loans of $5.6 million. Net cash provided by financing activities totaled $735 thousand. Proceeds from the sales of common stock totaled $ 486 thousand.

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

         Cumulative Interest Sensitive Gap

                                                  1 year
                                                  ------
Interest sensitive assets                        $ 81.6
Interest sensitive liabilities                     92.1
                                                  ------
Interest sensitivity gap                        ($ 10.5)
                                                ========
Gap to total assets                               (5.6%)
                                                  ------

Exhibit C, "Interest Variance Analysis", sets forth, for the period indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates.

LONG AND SHORT TERM BORROWINGS
------------------------------

         As of December 31, 2001, the Corporation had a $2.0 million long term borrowing arrangement with The National Investment Community Fund (NCIF) at a fixed rate of 7.0%, payable July 1, 2012. The interest paid on the debt for 2001, totaled $142 thousand. There were no short-term borrowings as of December 31, 2001.

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

CAPITAL RESOURCES
-----------------

         Stockholders' equity increased by $2.0 million or 19.5% to $12.2 million. This increase was mainly due to net income of $730 thousand, proceeds from the sale of common stock of $486 thousand and the unrealized loss of securities held for sale, net of income taxes, which for the year ended December 31, 2001 was $290 thousand compared to a loss of $1.0 million for 2000. This loss is a mark to market value of these securities. Losses will not be realized unless the securities are sold. As of year end, the Corporation had sufficient liquidity to withstand any unusual demand of funds without liquidating these securities, such as borrowing arrangements with the Federal Home Loan Bank and Bank of America of $18.6 million and $2.0 million respectively. Stockholders' equity was 6.6% of total assets as of the year-end. The Tier 1 capital ratio as of December 31, 2001 was 5.4%, and the risk based capital ratio was 9.7%. The requirements established by regulators are 4.0% for tier 1 capital and 8.0% for total risk based capital. The book value of each share of common stock excluding the unrealized losses on securities held for sale was $17.36 as of December 31, 2001.

         The Tier I capital ratio for the Corporation's subsidiary, The Harbor Bank of Maryland as of December 31, 2000 was 6.5% and the risk based capital ratio was 11.4%, both above the established regulatory requirements.

CHANGES IN FINANCIAL POSITION
-----------------------------

         The Corporation through its subsidiary, The Harbor Bank of Maryland, continued its growth during 2001. Total assets increased by $2.1 million or 1.1 percent.

         Deposits increased from $169.3 million in 2000 to $171.5 million in 2001, an increase of $2.2 million or 1.3%. Net loans decreased to $105.8 million in 2001 from $111.6 million in 2000, a decrease of $5.8 million or 5.2%.

         The Corporation plans to continue its expansion through marketing efforts by its Management and Board of Directors.

         Exhibit D presents data and information at December 31, 2001 as to: 1) Maturities of Certificates of Deposit of $100,000 or more, 2) the Corporation's loan portfolio by type of loan, and 3) a Summary of the Corporation's Investment Securities portfolio as of that date.


OTHER INFORMATION
-----------------

     RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

Activity. SFAS No. 133, as amended by SFAS No. 137 and No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended, had no impact on the Company's consolidated financial statements as the Company does not utilize derivatives.

         During June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and No. 142 Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

         SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. The Company has not fully assessed the potential impact of the adoption of SFAS No. 142, but believes that it will not have a material impact on its financial statements.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs and is effective for the fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Company's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 amends SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the impact of SFAS No. 144 to be material to the Company's consolidated financial statements.

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

                          HARBOR BANKSHARES CORPORATION
                SUPPLEMENT TO 2001 ANNUAL REPORT TO STOCKHOLDERS

BOARD OF DIRECTORS
------------------

Joseph Haskins, Jr.                         Chairman and Chief Executive Officer
James H. DeGraffenreidt, Jr.                Chairman and CEO/WGL Holdings, Inc.
Joe Louis Gladney                           President/Gladney Transportation and
                                               Oil Company
Louis J. Grasmick                           President and CEO/Louis J. Grasmick
                                               Lumber Co., Inc.
Sachinder Gupta                             President/E2CR, Inc.
Nathaniel Higgs, Th.B., D.D.                Pastor/Southern Baptist Church
Delores G. Kelley, Ph.D.                    Senator/Maryland State Senate
Erich March                                 Vice President/William C. March
                                               Funeral Home
John Paterakis                              President and Chief Executive
                                               Officer/H&S Bakery
John D. Ryder                               President/AXS Technologies
Edward St. John                             President and Chief Executive
                                               Officer/MIE Investment Co.
James Scott, Jr.                            Principal/Penan & Scott, P.C.
Walter S. Thomas                            Pastor/New Psalmist Church
Stanley W. Tucker                           President/Meridian Management Group,
                                               Inc.
George F. Vaeth, Jr.                        Architect/George Vaeth Associates,
                                               Inc.


EXECUTIVE OFFICERS
------------------

Joseph Haskins, Jr.                         Chairman and CEO/Corporation and
                                               Bank
John Paterakis                              Chairman, Executive
                                               Committee/Corporation and Bank
Teodoro J. Hernandez                        Treasurer/Corporation - Senior Vice
                                               President and Cashier/Bank
George F. Vaeth, Jr.                        Secretary/Corporation and Bank


ADVISORY BOARD
--------------

Gary L. Attman                              Principal/Attman Properties Company
Henry Baines                                President/Stop, Shop and Save
                                               Supermarkets
Kenneth Banks                               President/Banks Contracting Co.,
                                               Inc.
Robert L. Haynes                            Pastor/New Pleasant Grove Missionary
                                               Baptist Church
Walter W. Hill, Jr.                         Vice President/ECS Technologies,
                                               Inc.
Dr. Derek Lindsey                           Physician and CEO/True Health Care
Joshua Matthews                             President/JCM Control Systems, Inc.
Hassan Murphy                               Attorney/William H. Murphy Jr. and
                                               Associates, P.A.
William Villanueva                          Vice President/M&W Medical Equipment
James Watkins, (Col.)                       President/Watkins Security Agency
Kenneth O. Wilson                           President and Owner/Inner Harbor
                                               Marina

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

 STOCKHOLDERS INFORMATION
 ------------------------

         MARKET SUMMARY OF STOCK
         -----------------------

         Harbor Bankshares Corporation is traded privately and is not listed by any exchange. During 2001 and 2000, there was little trading activity in the stock. The bid and ask prices during 2001 varied from $17.00 to $18.00 per share. During 2000 the bid and ask price varied from $15.75 to $17.00 per share. At December 31, 2001 the Corporation had 714 common stockholders of record.


         CASH DIVIDENDS
         --------------

         No dividends were paid during the year 2001. Exhibit E sets forth "Consolidated Quarterly Results of Operations, Market Prices and Dividends".


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

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

                                                                       Exhibit A
                          HARBOR BANKSHARES CORPORATION
                       CONSOLIDATED THREE-YEARS STATEMENT:
                AVERAGE BALANCES, YIELDS/RATES AND INCOME EXPENSE
                             (dollars in thousands)

Year ended December 31,                     Average     2001                          2000                          1999
                                            -------   Yields/    Income   Average   Yields/    Income    Average  Yields/    Income
                                           Balances     Rates   Expense  Balances     Rates   Expense   Balances    Rates   Expense
                                           --------     -----   -------  --------     -----   -------   --------    -----   -------
ASSETS
U.S. Treasury Securities                   $  2,138      4.07%   $   87  $    -         -  %  $   -     $    -         - %  $   -
U.S. Government Agencies                     55,140      6.19     3,411    54,733      6.61     3,616     62,267     6.37     3,966
Interest-Bearing Deposits with Other Banks      998      4.81        48       546      5.68        31        654     5.81        38
FHLB Stock and Other Securities                 652      6.90        45       528      8.14        43        554     7.58        42
Federal Funds Sold                           18,805      3.89       731     2,492      5.73       143      7,881     4.93       389
                                             ------                 ---     -----                 ---      -----                ---
                                             77,733      5.56%    4,322    58,299      6.58%    3,833     71,356     6.21%    4,435
                                             ------               -----    ------               -----     ------              -----
Loans
-----
Commercial Loans                             22,313      9.10     2,032    30,094      9.82     2,958     21,884     9.12     1,996
Real Estate Mortgages                        72,261      8.53     6,161    72,703      8.65     6,288     62,114     8.86     5,503
Consumer Loans                               10,493     10.43     1,094     5,063     11.57       586      3,341    12.21       408
                                             ------               -----     -----                 ---      -----                ---
Loans Net of Unearned Income                105,067      8.84     9,287   107,860      9.11     9,832     87,339     9.05     7,907
                                            -------                       -------               -----     ------              -----
Total Earning Assets                        182,800      7.44%  $13,609   166,159      8.22%  $13,665    158,695     7.78%  $12,342
                                                                =======                       =======                       =======
Allowance for Possible Losses                 (844)                         (724)                          (660)
Other Assets                                 16,283                         9,471                         12,604
                                            -------                        ------                       --------
         TOTAL ASSETS                      $198,239                      $174,906                       $170,639
                                           ========                      ========                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Non-Interest Bearing Deposits              $ 21,341       -  %   $  -   $  19,326       -  %  $    -    $ 14,744     -   %  $   -
                                             ------                        ------                         ------
Interest-Bearing Transaction Accounts        18,597       .71       132    15,623       .88       138     32,225     2.85       918
Savings                                      82,907      3.03     2,518    76,169      3.94     3,002     59,349     3.47     2,060
Time - $100,000 or more                      30,482      5.50     1,675    17,098      5.18       885     19,653     5.16     1,014
Other Time                                   29,907      5.00     1,497    30,165      5.35     1,615     28,736     4.83     1,390
                                            -------              ------   -------              ------    -------             ------
Savings and Time Deposits                   161,893      3.59%    5,822   139,055      4.05%    5,640    139,963     3.84%    5,382
                                            -------                       -------                        -------
         TOTAL Deposits                     183,234                       158,381                        154,707
Other Borrowed Money                            137      6.24%        9     4,547      6.82%      310        800     5.00%       40
Notes payable                                 2,000       7.0       142     3,202      7.77       249      4,889     6.05       296
Other Liabilities                             1,168         -         -       742         -         -        961        -         -
                                            -------                         -----                        -------
         TOTAL Liabilities                  186,539      3.64%  $ 5,973   166,872      3.73%  $ 6,199    161,357     3.93%  $ 5,718
                                                                =======                       =======                       =======
STOCKHOLDERS' EQUITY                         11,700                         8,034                          9,282
                                            -------                         -----                        -------
TOTAL LIABILITIES AND STOCKHOLDER' S
   EQUITY                                  $198,239                      $174,906                       $170,639
                                           ========                      ========                       ========

Net Yield on Interest Earning Assets                     3.80%                         4.49%                        3.85%
Benefit of Non-Interest Bearing Funds                     .56%                          .51%                         .37%
Net Interest Margin                                      4.36%                         5.00%                        4.22%

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

                                                                       Exhibit B
                         SUMMARY OF LOAN LOSS EXPERIENCE
                             (dollars in thousands)

Year ended December 31,                                2001           2000            1999             1998            1997
                                                       ----           ----            ----             ----            ----
Balance at Beginning of Period                    $     732       $    678         $   699          $   654         $   889

Loans Charged Off:
      Commercial Loans                                   65            228             291                -              58
      Real Estate Mortgages                              70             73             395               54              95
      Consumer Loans                                    111            103             239              149             160
                                                        ---            ---             ---              ---             ---
      TOTAL Loans Charged Off                           246            404             925              203             313
                                                        ---            ---             ---              ---             ---

Recoveries of Loans:
      Commercial Loans                                   39             69              40                -               1
      Real Estate Mortgages                                             16              26                3
                                                         22                                                               -
      Consumer Loans                                     12             27              35               32               5
                                                         --             --              --               --               -
      TOTAL Loans Recovered                              73            112             101               35               6
                                                         --            ---             ---               --               -
                                                                                       824
                                                                                    ------
Net Loans Charged Off                                   173            292                              168             307
                                                     ------         ------                           ------           ------

Provisions Charged to Operations                        400            346             803              213              72
                                                      -----         ------          ------           ------           ------

Balance at End of Period                          $     959       $    732         $   678          $   699         $   654
                                                  =========       ========         =======          =======         =======

Daily Average Amount of Loans                     $ 105,067       $107,860         $87,399          $80,502         $82,432
                                                  =========       ========         =======          =======         =======

Allowance for Possible Loan Losses to Loans            .90%           .65%            .66%             .82%            .84%
Outstanding                                            ====           ====             ===             ====            =====

Net Charge Offs to Average Loans Outstanding           .16%           .27%            .94%             .21%            .37%
                                                       ====           ====            ====             ====            ====

                  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                           (dollars in thousands)

As of December 31,                                  2001             2000             1999             1998            1997
                                                    ----             ----             ----             ----            ----
Commercial Loans                                     557              442             $317             $ 59           $ 118
Real Estate Loans                                    110              127              131               34              45
Consumer Loans                                        80               17                4               34              46
Credit Cards                                          55               16               10               37              35
Unallocated                                          157              130              216              535             410
                                                     ---              ---              ---              ---             ---
TOTAL Allowance for
Loan Losses                                       $  959            $ 732             $678            $ 699           $ 654
                                                  ======            =====             ====            =====           =====

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

Analysis of Changes in Net Interest Income                             Exhibit C
------------------------------------------                             ---------

                           INTEREST VARIANCE ANALYSIS
                             (dollars in thousands)

                                               2001 COMPARED TO 2000                         2000 COMPARED TO 1999
                                            Increase (Decrease) due to:                   Increase (Decrease) due to:
                                            ---------------------------                   ---------------------------
                                        Volume          Rate           Net           Volume           Rate            Net
                                        ------          ----           ---           ------           ----            ---
INTEREST INCOME

Loans                                  $  (254)        $ (290)        $ (544)       $ 1,858            $ 67         $ 1,925

Investment Securities                      177           (293)          (116)          (483)            133            (350)

Federal Funds Sold                         935           (347)           588           (266)             20            (246)


Other Interest Bearing Assets /(1)/         26            (10)            16           --                (6)             (6)
                                       -------         -------        -------       -------           ------         -------

TOTAL Interest Income                  $   884         $ (940)        $  (56)       $ 1,109           $ 214         $ 1,323
                                       =======         =======        =======       =======           ======        ========


INTEREST EXPENSE

Interest-Bearing Transaction
Accounts                                 $  26        $  (32)          $ (6)          $  41          $  (88)         $  (47)

Savings                                    265           (749)          (484)           (42)            251             209

Time - $100,000 or more                    693             98            791           (132)              3            (129)

Other Time                                  14           (132)          (118)            69             156             225

Other Borrowed Money                      (301)            --           (301)           187              83             270

Notes Payable                              (93)           (15)          (108)          (102)             55             (47)
                                          ----        --------         ------        -------        -------            -----

TOTAL Interest Expense                   $ 604         $ (830)        $ (226)          $ 21           $ 460           $ 481
                                         =====         =======        =======          ====           =====           =====

NET INTEREST INCOME                     $  280         $ (110)         $ 170         $1,088          $ (246)          $ 842
                                        ======         =======         =====         ======          =======          =====

Note: Loan fees, which were included in interest income, were $481 in 2001, $577 in 2000, and $387 in 1999.
       A change in Rate/Volume has been allocated to the change in rate.

/(1)/ Certificates of Deposit with other financial institutions.

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

                                                                       Exhibit D
               Other Financial Information at December 31, 2001

Maturities of Certificates of Deposit of $100,000 or More
(dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------
MATURITIES                Three months or less   Over three months to six   Over six months to 12   Over 12 months     Total
                                                          months                    months
------------------------------------------------------------------------------------------------------------------------------
Balance                         $ 14,207                 $ 2,750                   $ 5,299             $ 6,965       $ 29,221
------------------------------------------------------------------------------------------------------------------------------
Percent to Total                   48.7%                    9.4%                     18.1%               23.8%         100.0%
------------------------------------------------------------------------------------------------------------------------------

Loan Portfolio by Type of Loan
(dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                 2001                  2000                   1999                 1998                1997
Commercial                 $  23,126      21.7%   $  33,515     29.8%    $  31,801    31.0%    $ 20,711    24.1%   $  9,041   11.6%
Real Estate Commercial        36,807      34.5%      32,500     28.9%       24,789    24.2%      17,026    19.8%     17,014   21.7%
Real Estate Construction       2,699       2.5%       2,836      2.5%        2,992     2.9%       2,014     2.3%      2,020    2.6%
Real Estate Residential       32,456      30.4%      35,260     31.4%       39,336    38.4%      42,664    49.8%     46,427   59.3%
Consumer                      11,718      10.9%       8,286      7.4%        3,583     3.5%       3,381     4.0%      3,768    4.8%
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LOANS                $ 106,806     100.0%   $ 112,397    100.0%    $ 102,501   100.0%    $ 85,796   100.0%   $ 78,270  100.0%
-----------------------------------------------------------------------------------------------------------------------------------

Investments Securities Summary
(dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------
                                                  2001          2000            1999            1998           1997
--------------------------------------------------------------------------------------------------------------------
Securities Available for Sale:
   U.S. Treasury and Government Agency         $41,438       $52,379         $49,061         $38,771        $11,993
   Mortgage Backed Securities                    7,494         2,265             712          15,845          1,917
--------------------------------------------------------------------------------------------------------------------
   TOTAL Securities Available for Sale         $48,932       $54,671          49,773          54,616         13,910
--------------------------------------------------------------------------------------------------------------------
Securities Held to Maturity:
   U.S. Treasury and Government Agencies         2,019            --              --          17,152         14,002
   Mortgage Backed Securities                       --            --              --              --          1,000
   Other Debt Securities                            45            27              20              15             15
--------------------------------------------------------------------------------------------------------------------
   TOTAL Securities Held to Maturity             2,064            27              20          17,167         15,017
--------------------------------------------------------------------------------------------------------------------
TOTAL Investment Securities Portfolio          $50,996       $54,671         $50,348         $72,253        $29,512
====================================================================================================================
TOTAL PORTFOLIO YIELD                             6.1%          6.6%            6.4%            6.7%           6.6%
--------------------------------------------------------------------------------------------------------------------

                                                   HARBOR BANKSHARES CORPORATION
--------------------------------------------------------------------------------

                                                                       Exhibit E
                  Harbor Bankshares Corporation and Subsidiary
          Consolidated Quarterly Results of Operations, Market Prices and
                                  Dividends
                     (in thousands except per share data)

Year ended December 31,                                   2001                                              2000
                                    ----------------------------------------------  -----------------------------------------------
                                       Fourth      Third      Second       First        Fourth        Third      Second      First
                                       Quarter    Quarter     Quarter     Quarter       Quarter      Quarter     Quarter    Quarter
                                       -------    -------     -------     -------       -------      -------     -------    -------
Interest Income                       $ 3,024     $ 3,395      $3,600     $ 3,590       $ 3,561      $ 3,538      $3,284   $ 3,282
Interest Expense                        1,058       1,465       1,680       1,770         1,734        1,541       1,459     1,465
                                    ----------------------------------------------  -----------------------------------------------
Net Interest Income                     1,966       1,930       1,920       1,820         1,827        1,997       1,825     1,817
Provision for Loan Losses                 100         100         100         100            60           90         136        60
                                    ----------------------------------------------  -----------------------------------------------
Net Interest Income after Provision     1,866       1,830       1,820       1,720         1,767        1,907       1,689     1,757
for Loan Losses
Non-Interest Income                       418         443         474         524           519          415         427       344
Gains on sale of Securities               102          49          28          18            --           --          --        --
CDFI Awards                                --         229          --          --            --          126          --        --
Gains on sale of Loans                     11          29           5          --             4           --           5         2
Non-Interest Expense                    2,186       2,160       2,138       2,043         2,257        2,034       1,937     1,882
                                    ----------------------------------------------  -----------------------------------------------
Income Before Taxes                       211         420         189         219            33          414         184       221
Income Tax Expense                         49         135          58          67             8          141          63        75
                                    ----------------------------------------------  -----------------------------------------------
Net Income                             $  162       $ 285      $  131       $ 152         $  25        $ 273      $  121     $ 146
                                    ----------------------------------------------  -----------------------------------------------
Per Share Amount
Net Income - Basic                     $  .23       $ .39      $  .19       $ .22         $ .05        $ .39      $  .17     $ .21
Net Income - Diluted                   $  .23       $ .39      $  .18       $ .21         $ .07        $ .39      $  .17     $ .17
                                    ----------------------------------------------  -----------------------------------------------
Market Price -        High             $18.00      $17.00     $ 17.00      $17.00        $17.00       $15.75     $ 15.75    $17.00
                      Low              $18.00      $18.00     $ 17.00      $17.00        $15.75       $15.75     $ 15.75    $15.75
Dividends Paid
                                    ----------------------------------------------  -----------------------------------------------