Form 10QSB
period 2002-03-31
HARBOR BANKSHARES CORP
filed 2002-05-13
CIK 889608

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          -------------------------------------------------------------


For quarter ended March 31, 2002
                  --------------

Commission file number 0-20990
                       -------

Harbor Bankshares Corporation
-----------------------------
(Exact name of registrant as specified in its charter)

Maryland                                                   52-1786341
--------                                                   ----------
(State of other jurisdiction of                (IRS Employer identification No.)
incorporation or organization)

25 W. Fayette Street, Baltimore, Maryland            21201
-----------------------------------------            -----
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

                                  X YES ___ NO
                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, non-voting, $.01 Par value - 33,795 shares as of March 31, 2002. Common stock, $.01 Par value - 697,980 shares as of March 31, 2002.
-------------------------------------------------------------------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

                                      INDEX
                                      -----

PART I    FINANCIAL INFORMATION
          ---------------------

          Item 1    Financial Statements

                    Consolidated Statements of Condition - March 31, 2002
                    (Unaudited) and December 31, 2001

                    Consolidated Statements of Income,
                    (Unaudited) - Three months Ended March 31, 2002 and 2001

                    Consolidated Statement of Cash Flows (Unaudited) - Three months
                    Ended March 31, 2002 and 2001

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



SIGNATURES
----------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                        March 31     December 31
                                                          2002          2001
                                                          ----          ----
                                                      (Unaudited)
                                                      -----------
                                                          Dollars in Thousands
ASSETS
------
Cash and Due from Banks                                 $   6,013    $   6,992
Interest Bearing Deposits in Other Banks                    1,082        1,162
Investment Securities:
     Held to maturity (market values of $2,089
     as of March 31, 2002 and $2,121 as of
     December 31,2001)                                      2,062        2,064
     Available for Sale                                    41,185       48,932
                                                        ---------    ---------
Total Investment Securities                                43,247       50,996
                                                        ---------    ---------
Federal Funds Sold                                         17,443       10,553
Loans                                                     105,591      106,807
Allowance for  Loan Losses                                   (980)        (960)
                                                        ---------    ---------
                  Net Loans                               104,611      105,847
                                                        ---------    ---------
Property and Equipment - Net                                1,022          996
Other Real Estate Owned                                        14           14
Goodwill                                                    2,423        2,506
Accrued Interest Receivable and Other Assets                8,344        7,520
                                                        ---------    ---------
                  TOTAL ASSETS                          $ 184,199    $ 186,586
                                                        =========    =========
LIABILITIES
-----------
Deposits:

         Non-Interest Bearing Demand                    $  19,979    $  20,448
         Interest Bearing Transaction Accounts             19,802       21,206
         Savings                                           80,169       75,330
         Time, $100,000 or more                            23,639       29,222
         Other Time                                        25,218       25,795
                                                        ---------    ---------
                  Total Deposits                          169,276      171,532
Accrued Interest and Other Liabilities                        845          813
Notes Payable                                               2,000        2,000
                                                        ---------    ---------
                  TOTAL LIABILITIES                       172,121      174,345
                                                        ---------    ---------
STOCKHOLDERS' EQUITY
Common stock, non voting, - par value $.01 per share:
Authorized 10,000,000 shares; at 697,980
at March 31, 2002 and 688,632 at December 31, 2001
and 33,795 common non-voting at March 31, 2002 and
 33,333 at December 31, 2001                                    7            7
Capital Surplus                                             6,986        6,986
Retained Earnings                                           5,764        5,538
Accumulated other comprehensive income (deficit)              679         (290)
                                                        ---------    ---------
         TOTAL STOCKHOLDERS' EQUITY                        12,078       12,241
                                                        ---------    ---------
         TOTAL LIABILITIES & STOCKHOLDERS'
         EQUITY                                         $ 184,199    $ 186,586
                                                        =========    =========

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME

                                                            Three Months Ended
                                                                March 31,
                                                             2002       2001
                                                           --------   --------
                                                                (Unaudited)
                                                               In Thousands
                                                          Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                                 $  2,198   $  2,435
Interest on Investment Securities (Taxable)                     509        917
Interest on Deposits in Other Banks                              11          9
Interest on Federal Funds Sold                                   90        217
Other Interest Income                                             9         12
                                                           --------   --------
TOTAL INTEREST INCOME                                         2,817      3,590
                                                           --------   --------
INTEREST EXPENSE
Interest on Deposits
         Savings                                                270        846
         Interest Bearing Transaction Accounts                   12         38
         Time $100,000 or More                                  278        420
         Other Time                                             271        422
         Interest on Borrowed Funds                             ---          9
         Interest on Notes Payable                               35         35
                                                           --------   --------
TOTAL INTEREST EXPENSE                                          866      1,770
                                                           --------   --------
NET INTEREST INCOME                                           1,951      1,820
         Provision for Loan Losses                               93        100
                                                           --------   --------
         NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                            1,858      1,720
                                                           --------   --------

NON-INTEREST INCOME
         Service Charges on Deposit Accounts                    212        254
         Other Income                                           217        267
         Loan Sales                                              22          3
         Realized Gains on Available for Sale Securities         28         18
                                                           --------   --------
                                                                479        542
                                                           --------   --------

NON-INTEREST EXPENSES
         Salaries and Employee Benefits                         995        987
         Occupancy Expense of Premises                          187        197
         Equipment Expense                                      130        173
         Data Processing Expense                                219        219
         Goodwill Amortization                                   83         83
         Other Expenses                                         408        384
                                                           --------   --------
                                                              2,022      2,043
                                                           --------   --------
INCOME BEFORE INCOME TAXES                                      315        219
         Applicable Income Taxes                                 86         67
                                                           --------   --------
NET INCOME                                                 $    229   $    152
                                                           ========   ========
BASIC EARNINGS PER SHARE                                   $    .32   $    .22
DILUTED EARNINGS PER SHARE                                 $    .31   $    .21
AVERAGE COMMON SHARES

OUTSTANDING                                                     724        689
         Dividends Declared per Share                      $    .25   $     --

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                               March 31
                                                           2002        2001
                                                         --------    --------
                                                             (Unaudited)
                                                            In Thousands
OPERATING ACTIVITIES
Net Income                                               $    229    $    152
Adjustments to Reconcile Net Income to Net Cash
And Cash Equivalents (Used in) Provided by Operating
Activities:
Origination of Loans Held for Sale                           (764)       (487)
Proceeds from the Sale of Loans Held for Sale                 786         490
Gains on sale of loans                                        (22)         (3)
Gains on sale of securities                                   (28)       ----
Provision for Possible Loan Losses                             93         100
Depreciation and Amortization                                 203         239
Increase in Interest Receivable and Other                    (741)       (469)
Increase (Decrease) in Interest Payable and Other
Liabilities                                                    32          (8)
                                                         --------    --------
Net Cash (Used in ) Provided by Operating Activities         (212)         14
                                                         --------    --------
INVESTING ACTIVITIES
Net Decrease in Deposits at Other Banks                        80          12
Purchase of Investments Securities Available for Sale       (4000)     (5,941)
Proceeds from Investment Securities Available for Sale        ---       1,315
Proceeds from Securities called                             4,000        ----
Proceeds from sale of Investment Securities
Available for sale                                          7,000        ----
Net Decrease in Loans                                       1,449       9,781
Purchase of Premises and Equipment                           (146)       (134)
                                                         --------    --------
Net Cash Provided by Investing Activities                   8,383       5,033
                                                         --------    --------

FINANCING ACTIVITIES
Net Increase (Decrease) in Non-Interest Bearing
Transaction Accounts                                          469        (583)
Net (Decrease) Increase in Interest Bearing
Transaction Accounts                                       (1,404)      5,860
Net Increase in Savings Deposits                            4,839      12,847
Net (Decrease) Increase in Time Deposits                   (6,161)      9,347
Payment of Cash Dividends                                      (3)       ----
Short Term Borrowings                                        ----      (2,000)
                                                         --------    --------
Net Cash (Used in) by Financing Activities                 (2,260)     25,471
                                                         --------    --------
Decrease in Cash and Cash Equivalents                       5,911      30,518
Cash and Cash Equivalents at Beginning of Period           17,545       5,224
                                                         --------    --------
Cash and Cash Equivalents at End of Period               $ 23,456    $ 35,742
                                                         ========    ========

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2002

Note A:   Basis of Presentation
          ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America for interim financial Information and with the instructions to Form 10 - QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's Annual Report on Form 10 - KSB for the year ended December 31, 2001.

Note B:   Comprehensive Income
          --------------------

          Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources. Presented below is a reconciliation of net income to comprehensive income indicating the component of other comprehensive income:

                                                        Three Months Ended March 31,
                                                        ----------------------------

                                                            2002             2001
                                                          -------          -------
          Net Income                                      $   229          $   152

          - Other Comprehensive Income:
            Unrealized Holding Gains
            Arising During the period                      (1,028)             772
           - Less: Reclassified Adjustments for
              gains included in Net Income                      -                -

                                                          -------          -------
          Other Comprehensive Income Before
          Taxes                                            (1,028)             772


          Income Tax Expense Related to
          items of Other Comprehensive Income                (349)             262


          Other Comprehensive Income                         (679)             510
                                                          -------          -------

          Comprehensive Income                            $  (450)         $   662
                                                          =======          =======

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------



Note C: In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (SFAS No. 141) and No. 142 Goodwill and Other Intangible Assets, (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if the arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at lease annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The impact of SFAS 142 will not be material to the Corporation's consolidated financial statements.

Note D:

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

Note E:

          In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 amends SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and establishes a single accounting model for the impairment or disposal of ling-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the impact of SFAS No. 144 to be material to the Corporation's consolidated financial statements.



Note F: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of potentially dilutive transactions or conversions. This computation of diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method which could occur if contracts to issue common stock were exercised, such as stock options, and shared in corporate earnings.

Note G: On January 17, 2002, The Bank entered into an agreement to sublet a branch site from another commercial bank and purchase the related deposit liabilities. On April 29, 2002, this transaction was completed with an acquisition of $18.8 million in deposits. The Bank paid a premium of 4.0 percent or $751 thousand for the deposits.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

The following table presents a summary of per share data and amounts for the period indicated:

                                                   Three Months Ended
                                                   ------------------

                                                  March 31,  March 31,
                                                    2002       2001
                                                  --------   --------
Basic:

Net income applicable to common stock             $229,036   $152,013
                                                  ========   ========

Average common shares outstanding                  723,570    689,815
                                                  ========   ========

Basic net income per share                        $    .32   $    .22
                                                  ========   ========

         Diluted:

Net income applicable to common stock             $229,036   $152,013
                                                  ========   ========

Average common shares outstanding                  723,570    689,815

Stock option adjustment                             24,097     20,962
                                                  --------   --------

Diluted average common shares outstanding          747,667    710,777
                                                  ========   ========

Diluted net income per share                      $    .31   $    .21
                                                  ========   ========

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Part I.   FINANCIAL INFORMATION
-------   ---------------------

               Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

               Harbor Bankshares Corporation earnings for the first quarter of 2002 totaled $229 thousand, an increase of $77 thousand or 50.6 percent when compared to the first quarter of 2001. The re-pricing of liabilities during the later part of 2001 and first quarter of 2002 were a major factor for the earnings increase. The annualized return of average assets (ROAA) and average stockholders equity (ROAE) during the first quarter were .48 percent and 7.35 percent respectively.

               Net interest income increased by $131 thousand over last year's first quarter. Interest on Investment securities decreased by $408 thousand or 44.4 percent, reflecting the re-structure of the portfolio and lower rates. Interest on the sale of federal funds decreased by $127 thousand or 58.5 percent reflecting a decrease in deposits and lower rates. Interest and fees on loans decreased by $237 thousand or 9.7 percent mainly due to lower rates. Interest expense on savings accounts decreased by $576 thousand or 68.1 percent. This decrease is a combination of lower balances and rates. Interest on time deposits decreased by $293 thousand or 34.8 percent mainly due to lower rates. The interest expense on notes payable was $35 thousand for the first quarter of 2002, remaining the same as the interest paid during the same period of the prior year.

               The provision for possible loan losses was $93 thousand compared to $100 thousand for the first quarter of 2001, charge offs for the quarter totaled $83 thousand and recoveries $11 thousand.

               Non-interest income decreased by $63 thousand or 11.6 percent. Service charges on deposit accounts decreased by $42 thousand or
               16.5 percent, basically due to a change in the service charge structure in efforts to attract new accounts. Other income decreased by $31 thousand or 11.5 percent, included in the non-interest income total is a gain of $28 thousand on the sale of available for sale securities. Non-interest expense decrease by $21 thousand or 1.0 percent. Salary and benefits increased by $8 thousand or .8 percent. Occupancy and equipment expenses decreased by $10 thousand and $43 thousand or 5.1 percent and
               24.9 percent respectively. The decrease in the furniture and equipment category was mainly due to lesser depreciation expense. Data processing cost remained the same for both periods. Goodwill amortization remained also the same as the previous year first quarter. Deposit assessments decreased by $14 thousand due to improved capital ratios of the Corporation's subsidiary, The Harbor Bank of Maryland. Other expenses increased by $38 thousand or 10.5 percent.

               As of March 31, 2002, total deposits were $169.3 million, reflecting a decrease of $2.2 million or 1.3 percent when compared to deposits as of December 31, 2001. Non-interest bearing transaction accounts increased by $469 thousand while interest bearing transaction accounts decreased by $1.4 million or 6.6 percent. Savings accounts increased by $4.8 million or 6.4 percent while time deposits decreased by $6.0 million or 11.0 percent. The decrease in the time deposit category was mainly due to the maturity of a brokered deposit in the amount of $4.0 million.

               Net loans decreased by $1.2 million or 1.2 percent to $104.6 million from $105.0 million as of December 31, 2001.

               Stockholders' equity decreased by $163 thousand or 1.3 percent. Earnings of $229 thousand combined with an unrealized loss of $389 thousand on the available-for-sale securities were the main reasons for the decrease. Primary and risk based capital for the corporation were 5.5 and 9.9 percent respectively.

               The Corporation stock is traded privately. During the first quarter of 2002, a few trades were registered at $18.00 per share.

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

                    None

          Item III. Defaults Upon Senior Securities
                    -------------------------------

                    None

          Item IV. Submission of Matters to a Vote of Security Holders
                   ---------------------------------------------------

                    The 2002 Annual Meeting of the Stockholders of Harbor Bankshares Corporation was held on April 17, 2002.

                    The stockholders elected the following nominees to the Corporation's Board of Directors to serve a three-year term. The following shows the separate tabulation of votes for each nominee:

                                                           Number of Votes
                                                           ---------------

                    Three Years                          For          Against
                    -----------                          ---          -------
                    James H. DeGraffenreidt, Jr.       442,621        27,020
                    Joe Louis Gladney                  437,555        32,086
                    Louis J. Grasmick                  442,621        27,020
                    Joseph Haskins, Jr.                442,591        27,050
                    John D. Ryder                      442,621        27,020

          Item V.   Other Information
                    -----------------

                    None

          Item VI.  Exhibits and Reports on Form 8-K
                    --------------------------------

                    The Company did not file any report on Form 8-K for the period ending March 31, 2002.

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

                          HARBOR BANKSHARES CORPORATION

Date:          5-9-02                    /s/ Joseph Haskins, Jr.
      -------------------------          ---------------------------------------
                                         Joseph Haskins, Jr.
                                         Chairman and Chief Executive Officer



Date:          5-9-02                    /s/ Teodoro J. Hernandez
      ------------------------           ---------------------------------------
                                         Teodoro J. Hernandez
                                         Treasurer