Form 10QSB
period 2002-06-30
HARBOR BANKSHARES CORP
filed 2002-08-06
CIK 889608

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 _______________________________________________


For quarter ended June 30, 2002
                  -------------

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

Common stock, non-voting, $.01 Par value - 33,795 shares as of June 30, 2002. Common stock, $.01 Par value - 697,980 shares as of June 30, 2002.
-----------------------------------------------------------------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


                                      INDEX
                                      -----
PART I   FINANCIAL INFORMATION
         ---------------------
         Item 1        Financial Statements

                       Consolidated Statements of Condition - June 30, 2002
                       (Unaudited) and December 31, 2001

                       Consolidated Statements of Income, (Unaudited) - Six months Ended June 30, 2002 and 2001

                       Consolidated Statements of Income, (Unaudited) - Three months Ended June 30, 2002 and 2001

                       Consolidated Statement of Cash Flows (Unaudited) - Three months Ended June 30, 2002 and 2001

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


SIGNATURES
----------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                    June 30    December 31
                                                                                      2002         2001
                                                                                      ----         ----
                                                                                  (Unaudited)
                                                                                  -----------
                                                                                    Dollars in Thousands
ASSETS
------
Cash and Due from Banks                                                            $   5,974    $   6,992
Interest Bearing Deposits in Other Banks                                               2,494        1,162
Investment Securities:
     Held to maturity (market values of $2,139
     as of June 30, 2002 and $2,121 as of December 31,2001)                            2,061        2,064
     Available for Sale                                                               58,313       48,932
                                                                                   ---------    ---------
         Total Investment Securities                                                  60,374       50,996
                                                                                   ---------    ---------
Federal Funds Sold                                                                     9,099       10,553
Loans (Net of unearned income)                                                       110,136      106,807
Allowance for Loan Losses                                                               (974)        (960)
                                                                                   ---------    ---------
                  Net Loans                                                          109,162      105,847
                                                                                   ---------    ---------
Property and Equipment - Net                                                           1,055          996
Other Real Estate Owned                                                                   14           14
Intangible Assets                                                                      3,081        2,506
Accrued Interest Receivable and Other Assets                                           7,793        7,520
                                                                                   ---------    ---------
                  TOTAL ASSETS                                                     $ 199,046    $ 186,586
                                                                                   =========    =========
LIABILITIES
-----------
Deposits:
         Non-Interest Bearing Demand                                               $  24,695    $  19,979
         Interest Bearing Transaction Accounts                                        20,715       21,206
         Savings                                                                      82,086       75,330
         Time, $100,000 or more                                                       24,722       29,222
         Other Time                                                                   30,903       25,795
                                                                                   ---------    ---------
                  Total Deposits                                                     183,121      171,532
Accrued Interest and Other Liabilities                                                   778          813
Notes Payable                                                                          2,000        2,000
                                                                                   ---------    ---------
         TOTAL LIABILITIES                                                           185,899      174,345
                                                                                   ---------    ---------
STOCKHOLDERS' EQUITY

Common stock, non-voting, - par value $.01 per share:
Authorized 10,000,000 shares; at 697,980 at June 30, 2002
and 688,632 at December 31, 2001 and 33,795 common
non-voting at June 30, 2002 and 33,333 at December 31, 2001                                7            7
Capital Surplus                                                                        6,986        6,986
Retained Earnings                                                                      5,998        5,538
Accumulated other comprehensive income (deficit)                                         156         (290)
                                                                                   ---------    ---------
         TOTAL STOCKHOLDERS' EQUITY                                                   13,147       12,241
                                                                                   ---------    ---------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  $ 199,046    $ 186,586
                                                                                   =========    =========


See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                     Three Months Ended
                                                                                          June 30,
                                                                                      2002         2001
                                                                                      ----         ----
                                                                                        (Unaudited)
                                                                                        In Thousands
                                                                                    Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                                                         $   2,311    $   2,336
Interest on Investment Securities (Taxable)                                              572          945
Interest on Deposits in Other Banks                                                       13           13
Interest on Federal Funds Sold                                                            80          294
Other Interest Income                                                                      8           12
                                                                                   ---------    ---------
TOTAL INTEREST INCOME                                                                  2,984        3,600
                                                                                   ---------    ---------
INTEREST EXPENSE
Interest on Deposits
         Savings                                                                         306          720
         Interest Bearing Transaction Accounts                                            13           38
         Time $100,000 or More                                                           213          479
         Other Time                                                                      303          408
         Interest on Notes Payable                                                        35           35
                                                                                   ---------    ---------
TOTAL INTEREST EXPENSE                                                                   870        1,680
                                                                                   ---------    ---------
NET INTEREST INCOME                                                                    2,114        1,920
         Provision for Loan Losses                                                        82          100
                                                                                   ---------    ---------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                           2,032        1,820
                                                                                                ---------
NON-INTEREST INCOME
         Service Charges on Deposit Accounts                                             238          254
         Other Income                                                                    208          225
         Gain on Sale of Loans                                                             1           --
         Realized Gains on Available for Sale Securities                                  --           28
                                                                                   ---------    ---------
                                                                                         447          507
                                                                                   ---------    ---------
NON-INTEREST EXPENSES
         Salaries and Employee Benefits                                                1,041        1,009
         Occupancy Expense of Premises                                                   193          192
         Equipment Expense                                                               121          169
         Data Processing Expense                                                         236          244
         Amortization of Intangible Assets                                                93           83
         Other Expenses                                                                  469          441
                                                                                   ---------    ---------
         Total Non- Interest Expenses                                                  2,153        2,138
                                                                                   ---------    ---------
                                                                                                    2,138

INCOME BEFORE INCOME TAXES                                                               326          189
         Applicable Income Taxes                                                          92           58
                                                                                   ---------    ---------
NET INCOME                                                                         $     234    $     131
                                                                                   =========    =========
BASIC EARNINGS PER SHARE                                                           $     .32    $     .19
DILUTED EARNINGS PER SHARE                                                         $     .31    $     .18
AVERAGE COMMON SHARES OUTSTANDING                                                        732          697

See notes to unaudited consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                      2002         2001
                                                                                      ----         ----
                                                                                        (Unaudited)
                                                                                        In Thousands
                                                                                    Except per Share Data
INTEREST INCOME
Interest and Fees on Loans                                                         $   4,509    $   4,771
Interest on Investment Securities (Taxable)                                            1,081        1,863
Interest on Deposits in Other Banks                                                       24           22
Interest on Federal Funds Sold                                                           170          511
 Other Interest Income                                                                    17           23
                                                                                   ---------    ---------
TOTAL INTEREST INCOME                                                                  5,801        7,190
INTEREST EXPENSE
Interest on Deposits
          Savings                                                                        576        1,566
          Interest Bearing Transaction Accounts                                           25           76
          Time $100,000 or More                                                          491          899
         Other Time                                                                      574          830
         Interest on Borrowed Funds                                                       --            9
         Interest on Notes Payable                                                        70           70
                                                                                   ---------    ---------
TOTAL INTEREST EXPENSE                                                                 1,736        3,450
                                                                                   ---------    ---------
NET INTEREST INCOME                                                                    4,065        3,740
         Provision for Loan Losses                                                       175          200
                                                                                   ---------    ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    3,890        3,540
NON-INTEREST INCOME
         Service Charges on Deposit Accounts                                             450          508
         Other Income                                                                    425          490
         Gain on Sales of Loans                                                           23            5
         Realized Gains on Available for Sale Securities                                  28           46
                                                                                   ---------    ---------
                                                                                         926         1049
                                                                                   ---------    ---------
NON-INTEREST EXPENSES
         Salaries and Employee Benefits                                                2,036        1,996
         Occupancy Expense of Premises                                                   380          389
         Equipment Expense                                                               251          342
         Data Processing Expense                                                         455          463
         Amortization of Intangible Assets                                               176          166
         Other Expenses                                                                  877          825
                                                                                   ---------    ---------
                Total Non-Interest Expenses                                            4,175        4,181
                                                                                   ---------    ---------

INCOME BEFORE INCOME TAXES                                                               641          408
         Applicable Income Taxes                                                         178          125
                                                                                   ---------    ---------
NET INCOME                                                                         $     463          283
                                                                                   ---------    ---------
BASIC EARNINGS PER SHARE                                                           $     .63          .40
DILUTED EARNINGS PER SHARE                                                               .61          .39
AVERAGE COMMON SHARES OUTSTANDING                                                  $     728    $     693

See notes to uanaudited consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended
                                                                                           June 30
                                                                                      2002         2001
                                                                                      ----         ----
                                                                                        (Unaudited)
                                                                                        In Thousands
OPERATING ACTIVITIES
Net Income                                                                         $     463    $     283
Adjustments to Reconcile Net Income to Net Cash And Cash Equivalents
Provided by (Used in) Operating Activities:
Origination of Loans Held for Sale                                                    (2,025)      (1,124)
Proceeds from the Sale of Loans Held for Sale                                          2,048        1,129
Gains on sale of loans                                                                   (23)          (5)
Gains on sale of securities                                                              (28)          --
Provision for Possible Loan Losses                                                       175          200
Depreciation and Amortization                                                            409          474
Increase in Interest Receivable and Other                                               (848)        (891)
(Decrease) Increase in Interest Payable and Other Liabilities                            (35)         131
                                                                                   ---------    ---------
Net Cash (Used in) Provided by Operating Activities                                      136          197
                                                                                   ---------    ---------
INVESTING ACTIVITIES
Net Increase in Deposits at Other Banks                                               (1,332)        (454)
Purchase Investment Securities held to Maturity                                           --       (2,000)
Purchase of Investments Securities Available for Sale                                (20,093)     (14,914)
Proceeds from Investment Securities Available for Sale                                    --        8,243
Proceeds from Securities called                                                        4,000        2,000
Proceeds from sale of Investment Securities Available for sale                         7,029           --
Net (Increase) Decrease in Loans                                                      (3,624)       9,194
Purchase of Premises and Equipment                                                      (174)        (118)
                                                                                   ---------    ---------
Net Cash (Used in) Provided by Investing Activities                                  (14,194)        1951
                                                                                   ---------    ---------

FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing Transaction Accounts                              4,716        5,853
Net (Decrease) Increase in Interest Bearing Transaction Accounts                        (491)       2,217
Net Increase in Savings Deposits                                                       6,756        5,382
Net Increase in Time Deposits                                                            608        3,411
Payment of Cash Dividends                                                                 (3)          --
Sale of Common Stock                                                                      --          346
Short Term Borrowings                                                                     --       (2,000)
                                                                                   ---------    ---------
Net Cash Provided by Financing Activities                                             11,586       15,209
                                                                                   ---------    ---------
(Decrease) in Cash and Cash Equivalents                                                2,472       17,357
Cash and Cash Equivalents at Beginning of Period                                      17,545        3,932
                                                                                   ---------    ---------
Cash and Cash Equivalents at End of Period                                         $  15,073    $  21,289
                                                                                   =========    =========

See notes to unaudited consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2002


Note A:           Basis of Presentation

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10 - QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's Annual Report on Form 10 - KSB for the year ended December 31, 2001.

Note B:           Comprehensive Income

                  Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources. Presented below is a reconciliation of net income to comprehensive income indicating the component of other comprehensive income:

                                                                                  Six Months Ended June 30,
                                                                                  ------------------------
                                                                                      2002         2001
                                                                                      ----         ----
                  Net Income                                                       $     463    $     283

                  - Other Comprehensive Income:
                    Unrealized Holding Gains (Losses) Arising During
                     the period                                                          260       (1,017)
                  - Less: Reclassified Adjustments for gains included
                     in Net Income                                                       (23)          (5)
                                                                                   ---------    ---------
                  Other Comprehensive Income (Loss) before Tax                           237       (1,022)

                  Income Tax Expense Related to items of Other
                  Comprehensive Income                                                    81         (348)
                                                                                   ---------    ---------

                  Other Comprehensive Income                                             156         (674)
                                                                                   ---------    ---------

                  Comprehensive Income                                             $     619    $    (391)
                                                                                   ---------    ---------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


Note C:           New Accounting Pronouncement

                  On January 1, 2002, Harbor Bankshares Corporation (the "Company") adopted Statement of Financial Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill shall not be amortized but should be tested for impairment on an annual basis, using criteria prescribed in the statement. If the carrying amount of goodwill exceeds its implied fair value, as recalculated, an impairment loss equal to the excess shall be recognized. Recognized intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (superseded by SFAS No. 144, which substantially carries over the applicable provisions of SFAS No. 121).

                  The Company's intangible assets at June 30, 2002 are classified as "intangible assets other than goodwill" and primarily represent the unamortized intangible related to the Company's acquisitions of branch offices from other banks. At June 30, 2002, the carrying amount of this intangible was $3.1 million, and is being amortized on a straight line basis in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", which was not superseded by SFAS No. 142.

                  On May 10, 2002, the Financial Accounting Standards Board issued an exposure draft titled "Acquisition of Certain Financial Institutions", which amends certain provisions of SFAS No. 72. If adopted, the proposal will remove acquisitions of financial institutions from the scope of SFAS No. 72 and will require that such acquisitions be accounted for in accordance with SFAS No. 141, "Business Combinations". If the acquisition meets the definition of a business combination, it shall be accounted for by the purchase method in accordance with the provisions of SFAS No. 141. Any goodwill that results will be accounted for in accordance with the provisions of SFAS No. 142. If the acquisition does not meet the definition of a business combination, the cost of the assets acquired shall be allocated to the individual assets acquired and liabilities assumed based on their relative fair values and shall not give rise to goodwill. In addition, this proposed statement would amend SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor--and borrower--relationship intangible assets and credit-cardholder intangible assets. Consequently, those intangible assets would be subject to the same undiscounted cash flow recoverability tests and impairment loss recognition and measurement provisions that SFAS No. 144 requires for long-term tangible assets and other finite-lived intangible assets and other finite-lived intangible assets that are held and used.

                  Existing unidentifiable intangible assets, as that term is defined in SFAS No. 72, previously recognized under the provisions of SFAS No. 72 shall continue to be amortized (consistent with the existing clarifying provisions of Emerging Issues Task Force Topic D-100) unless:

                    a. The transaction in which the intangible asset arose met the definition of a business combination, and
                    b. Intangible assets acquired in the transaction were recognized apart

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


                        from the unidentifiable intangible asset and those intangible assets were accounted for separately from the unidentifiable intangible asset after the date of acquisition.

                  Management does not believe these criteria have been met and intends to continue amortizing the intangible, subject to periodic review of its useful life.



                  In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143"), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 is effective for fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's financial statements.

                  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("Statement 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. While Statement 144 retains many of the fundamental provisions of Statement 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by Statement 121. Statement 144 is effective for fiscal years beginning after December 15, 2001. This Statement did not have a material impact on the Company's financial statements.

Note D:               PER SHARE DATA - Basic net income per common share are
                  determined by dividing net income by the weighted average of shares of common stock outstanding giving retroactive effect to any stock dividends and splits declared. Diluted earnings per share is determined by adjusting average shares of common stock outstanding by the potentially dilutive effects of stock options outstanding. The dilutive effects of stock options are computed using the "treasury stock" method.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


The following table presents a summary of per share data and amounts for the period indicated:

                                                               Six Months Ended     Three Months Ended
                                                               ----------------     ------------------

                                                              June 30,  June 30,   June 30,   June 30,
                                                               2002       2001       2002       2001
                                                               ----       ----       ----       ----
Basic:

Net income applicable to common stock                        $463,111   $282,922   $234,075   $130,909
                                                             ========   ========   ========   ========

Average common shares outstanding                             731,775    702,692    731,775    702,692
                                                             ========   ========   ========   ========

Basic net income per share                                   $    .63   $    .40   $    .32   $    .19
                                                             ========   ========   ========   ========

Diluted:

Net income applicable to common stock                        $463,111   $282,922   $234,075   $130,909
                                                             ========   ========   ========   ========

Average common shares outstanding                             731,775    702,692    731,775    702,692

Stock option adjustment                                        24,097     18,246     24,097     15,861
                                                             --------   --------   --------   --------

Diluted average common shares outstanding                     755,872    720,938    751,918    718,553
                                                             ========   ========   ========   ========

Diluted net income per share                                 $    .61   $    .39   $    .31   $    .18
                                                             ========   ========   ========   ========

Average common shares outstanding for 2001 have been adjusted to reflect a stock dividend paid in March 2002.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Part I.  FINANCIAL INFORMATION

                  Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Harbor Bankshares Corporation earnings for the second quarter of 2002 totaled $234 thousand, an increase of $103 thousand or
                  78.6 percent when compared to the second quarter of 2001. Net Interest income increased by $194 thousand or 10.1 percent. Non-interest income decreased by $60 thousand or 11.8 percent. Included in the non-interest income for 2001, are gains on available for sale securities of $28 thousand. Non-interest expenses for the quarter increased by $15 thousand or .7 percent. The provision for loan losses decreased by $18 thousand or 18.0 percent.

                  Year to date earnings as of June 30, 2002, were $463 thousand, reflecting an increase of $180 thousand or 63.6 percent when compared to the first six months of 2001. The earnings increase is principally attributed to the re-pricing of liabilities, which decreased the cost of funds substantially. Return on Average Assets (ROAA) and Return on Average Equity
                  (ROAE) were .48 percent and 7.22 percent respectively.

                  Net income increased by $325 thousand or 8.7 percent over last year's second quarter. The increase in net interest income reflects a lower cost of funds due to the re-pricing of liabilities, mainly in the time deposit category.

                  Interest on investment securities decreased by $782 thousand or 42.0 percent, attributed mainly to the "Calls" feature of some of the securities which were re-invested at lower rates. Interest and fees on loans also decreased by $262 thousand or
                  14.1 percent due to lower interest rates, reflecting the various drops experienced during the later part of 2001. Interest expense on savings accounts decreased by $990 thousand or 14.1 percent and the cost of time deposits decreased by $664 thousand or 38.4 percent. Both categories reflect the re-pricing due to lower rates during 2001. Interest on notes payable, at $70 thousand, remained the same for both periods.

                  The provision for possible Loan Losses was $175 thousand for the six months ended June 30, 2002 compared to $200 thousand allocated during the same period of 2001. Gross charge-offs totaled $188 thousand, commercial loan charge-off at $93 thousand, represented 49.4 percent of total gross charge-offs, followed by consumer loans, which totaled $56 thousand, or
                  29.8 percent. Recoveries for the period were $28 thousand.

                  The allowance for loan losses as of June 30, 2002, was $974 thousand or .88 percent of total loans and $815 thousand or .78 percent at the end of the comparable 2001 period. Management analyzes the reserves for possible losses on a quarterly basis. The analysis takes into consideration the overall loan portfolio and its underlying collateral, the mix of loans within the portfolio, delinquency trends, economic conditions, current and prospective trends in real estate values, and other relevant factors. It is the opinion of management that as of June 30, 2002, the reserve for possible loan losses is adequate.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Non-Interest income decreased by $123 thousand or 11.7 percent. Service charges on deposit accounts decreased by $58 thousand or 11.4 percent due to new programs tailored to attract and retain new customers. Other non-interest income decreased by $65 thousand or 12.0 percent. Included in the non-interest income were $109 thousand of earnings on cash surrender value of life insurance, $132 thousand of ATM fees, $23 thousand of gains on the sale of loans and $28 thousand on realized gains on the sale of securities. Fee income from the Bank's subsidiary, Harbor Financial Services, was $43 thousand. They had net earnings of $2 thousand as of June 30,2002. Non-interest expenses decreased by $6 thousand or .14 percent. Salary and benefits increased by $40 thousand or 2.0 percent, reflecting salary and staff increases. Occupancy expense decreased by $9 thousand or 2.3 percent, while equipment expense decreased by $91 thousand or
26.7 percent, this decrease was mainly attributed to lower depreciation expense. Data processing expenses decreased by $8 thousand or 1.7 percent. Goodwill amortization increased by $10 thousand or 6.0 percent due to additional goodwill resulting from a branch acquisition from another Bank, which took place on April 29, 2002.

As of June 30, 2002, investment securities reflected a decrease of $9.4 million or 18.4 percent, while loans at $110.1 million reflected an increase of $3.3 million or 3.1 percent. Federal Funds sold for the period were $9.1 million, a decrease of 13.8 percent.

Total deposits were $183.1 million, reflecting an increase of $11.6 million, the increase was basically due to an acquisition of a branch facility in Baltimore County, on April 29, 2002. The total deposits obtained through this acquisition totaled $18.8 million, a premium of 4.0 percent or $751 thousand was paid for those deposits. Non-interest bearing deposits increased by $4.7 million, while interest bearing transaction deposits showed a decrease of $491 thousand or 2.3 percent. Savings deposits grew by $6.7 million or 8.9 percent. Time deposits increased by $608 thousand or 1.1 percent. Long term borrowings remained the same as of the prior year at $2.0 million. There were no short term borrowings as of June 30, 2002.

Stockholder's equity increased by $906 thousand or 7.4 percent. Net earnings of $463 thousand coupled with a net gain of $156 thousand in other comprehensive income were the main reasons for the increase. Primary and risk based capital for the Corporation was 4.98 percent and 9.03 percent respectively.

The Corporation stock is traded privately. During the period, a few trades were registered at $18.00 per share.

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

                    None

         Item V.    Other Information

                    None

         Item VI.   Exhibits and Reports on Form 8-K

                    The Company did not file any report on Form 8-K for the period ending June 30, 2002.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          HARBOR BANKSHARES CORPORATION

Date:    8/5/02            /s/ Joseph Haskins, Jr.
      ---------            ----------------------------------
                           Joseph Haskins, Jr.
                           Chairman and Chief Executive Officer



Date:    8/5/02            /s/ Teodoro J. Hernandez
      ---------            ----------------------------------
                           Teodoro J. Hernandez
                           Treasurer