Form 10QSB
period 2002-09-30
HARBOR BANKSHARES CORP
filed 2002-11-12
CIK 889608

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               __________________________________________________


For quarter ended September 30, 2002
                  ------------------

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

Common stock, non-voting, $.01 Par value - 33,795 shares as of September 30,
2002.
Common stock, $.01 Par value - 697,980 shares as of September 30, 2002.
-----------------------------------------------------------------------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

                                      INDEX
                                      -----

PART I   FINANCIAL INFORMATION
         ---------------------

         Item 1   Financial Statements

                  Consolidated Statements of Condition - September 30, 2002 (Unaudited) and December 31, 2001

                  Consolidated Statements of Income, (Unaudited) - Three months Ended September 30, 2002 and 2001

                  Consolidated Statements of Income, (Unaudited) - Nine months Ended September 30, 2002 and 2001

                  Consolidated Statement of Cash Flows (Unaudited) - Nine months Ended September 30, 2002 and 2001

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



SIGNATURES
----------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CONDITION
                                                                    September 30,    December 31
                                                                        2002             2001
                                                                        ----             ----
                                                                    (Unaudited)
                                                                    -----------
                                                                         Dollars in Thousands
ASSETS
------
Cash and Due from Banks                                              $   5,967        $   6,992
Interest Bearing Deposits in Other Banks                                 2,400            1,162
Investment Securities:
   Held to maturity (market values of $2,190
     as of September 30, 2002 and $2,121
     as of  December 31, 2001)                                           2,059            2,064
   Available for Sale                                                   52,029           48,932
                                                                     ---------        ---------
         Total Investment Securities                                    54,088           50,996
                                                                     ---------        ---------
Federal Funds Sold                                                      16,703           10,553
Loans (Net of unearned income)                                         112,906          106,807
Allowance for Loan Losses                                               (1,013)            (960)
                                                                     ---------        ---------
Net Loans                                                              111,893          105,847
                                                                     ---------        ---------
Property and Equipment - Net                                             1,047              996
Other Real Estate Owned                                                     14               14
Intangible Assets                                                        2,998            2,506
Accrued Interest Receivable and Other Assets                             7,542            7,520
                                                                     ---------        ---------
         TOTAL ASSETS                                                $ 202,652        $ 186,586
                                                                     =========        =========
LIABILITIES
-----------
Deposits:
   Non-Interest Bearing Demand                                       $  25,153        $  19,979
   Interest Bearing Transaction Accounts                                22,894           21,206
   Savings                                                              81,732           75,330
   Time, $100,000 or more                                               25,769           29,222
   Other Time                                                           30,742           25,795
                                                                     ---------        ---------
         Total Deposits                                                186,290          171,532
Accrued Interest and Other Liabilities                                     650              813
Notes Payable                                                            1,978            2,000
                                                                     ---------        ---------
         TOTAL LIABILITIES                                             188,918          174,345
                                                                     ---------        ---------
STOCKHOLDERS' EQUITY
   Common stock, non voting, - par value $.01 per share:
     Authorized 10,000,000 shares; at 697,980 at September
     30, 2002 and 688,632 at December 31, 2001 and 33, 795
     common non-voting at September 30, 2002 and 33,333 at
     December 31, 2001                                                       7                7
   Capital Surplus                                                       6,986            6,986
   Retained Earnings                                                     6,296            5,538
   Accumulated other comprehensive income (deficit)                        445             (290)
                                                                     ---------        ---------
         TOTAL STOCKHOLDERS' EQUITY                                     13,734           12,241
                                                                     ---------        ---------
         TOTAL LIABILITIES & STOCKHOLDERS'
           EQUITY                                                    $ 202,652        $ 186,586
                                                                     =========        =========

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    Nine Months Ended
                                                                      September 30,
                                                                  2002             2001
                                                                  ----             ----
                                                                       (Unaudited)
                                                                      In Thousands
                                                                  Except per Share Data
INTEREST INCOME:
   Interest and Fees on Loans                                   $ 6,787          $ 7,024
   Interest on Investment Securities (Taxable)                    1,653            2,836
   Interest on Deposits in Other Banks                               44               33
   Interest on Federal Funds Sold                                   220              660
   Other Interest Income                                             24               32
                                                                -------          -------
           TOTAL INTEREST INCOME                                  8,728           10,585
                                                                -------          -------
INTEREST EXPENSE
   Interest on Deposits:
      Savings                                                       883            2,185
      Interest Bearing Transaction Accounts                          44              111
      Time $100,000 or More                                         702            1,313
      Other Time                                                    876            1,191
      Interest on Borrowed Funds                                    ---                9
      Interest on Notes Payable                                     107              106
                                                                -------          -------
           TOTAL INTEREST EXPENSE                                 2,612            4,915
                                                                -------          -------
NET INTEREST INCOME                                               6,116            5,670
           Provision for Loan Losses                                258              300
                                                                -------          -------
           NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                              5,858            5,370
                                                                -------          -------
NON-INTEREST INCOME:
   Service Charges on Deposit Accounts                              683              742
   Other Income                                                     623              699
   Gain on Sale of Loans                                             35               34
   CDF/Awards                                                       ---              229
   Gains on Available for Sale Securities                           226               95
                                                                -------          -------
           Total Non-Interest Income                              1,567            1,799
                                                                -------          -------
NON-INTEREST EXPENSES
   Salaries and Employee Benefits                                 3,034            2,973
   Occupancy Expense of Premises                                    588              587
   Equipment Expense                                                364              504
   Data Processing Expense                                          735              698
   Amortization of Intangible Assets                                275              248
   Other Expenses                                                 1,365            1,331
                                                                -------          -------
           Total Non-Interest Expenses                            6,361            6,341
                                                                -------          -------

INCOME BEFORE INCOME TAXES                                        1,064              828
           Applicable Income Taxes                                  303              260
                                                                -------          -------
NET INCOME                                                      $   761          $   568
                                                                =======          =======
BASIC EARNINGS PER SHARE                                        $  1.04          $   .80
DILUTED EARNINGS PER SHARE                                      $  1.01          $   .78
AVERAGE COMMON SHARES
OUTSTANDING                                                         730              702

See notes to unaudited consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    Nine Months Ended
                                                                      September 30,
                                                                  2002             2001
                                                                  ----             ----
                                                                       (Unaudited)
                                                                      In Thousands
                                                                  Except per Share Data
INTEREST INCOME:
   Interest and Fees on Loans                                   $ 2,278          $ 2,253
   Interest on Investment Securities (Taxable)                      572              958
   Interest on Deposits in Other Banks                               20               11
   Interest on Federal Funds Sold                                    50              149
   Other Interest Income                                              7               24
                                                                -------          -------
           TOTAL INTEREST INCOME                                  2,927            3,395
                                                                -------          -------
INTEREST EXPENSE:
   Interest on Deposits:
      Savings                                                       307              619
      Interest Bearing Transaction Accounts                          19               35
      Time $100,000 or More                                         211              414
      Other Time                                                    302              361
      Interest on Notes Payable                                      37               36
                                                                -------          -------
           TOTAL INTEREST EXPENSE                                   876            1,465
                                                                -------          -------
NET INTEREST INCOME                                               2,051            1,930
           Provision for Loan Losses                                 83              100
                                                                -------          -------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                         1,968            1,830
                                                                -------          -------
NON-INTEREST INCOME:
   Service Charges on Deposit Accounts                              233              234
   Other Income                                                     198              209
   Gain on Sale of Loans                                             12               29
   CDF/Awards                                                       ---              229
   Realized Gains on Available for Sale Securities                  198               49
                                                                -------          -------
           Total Non-Interest Income                                641              750
                                                                -------          -------
NON-INTEREST EXPENSES
   Salaries and Employee Benefits                                   998              977
   Occupancy Expense of Premises                                    208              198
   Equipment Expense                                                113              162
   Data Processing Expense                                          280              235
   Amortization of Intangible Assets                                 99               82
   Other Expenses                                                   488              506
                                                                -------          -------
           Total Non-Interest Expenses                            2,186            2,160
                                                                -------          -------

INCOME BEFORE INCOME TAXES                                          423              420
           Applicable Income Taxes                                  125              135
                                                                -------          -------
NET INCOME                                                      $   298          $   285
                                                                =======          =======
BASIC EARNINGS PER SHARE                                        $   .41          $   .39
DILUTED EARNINGS PER SHARE                                      $   .39          $   .38
AVERAGE COMMON SHARES
OUTSTANDING                                                         733              702

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                               2002             2001
                                                                              ------           ------
                                                                                    (Unaudited)
                                                                                   In Thousands
OPERATING ACTIVITIES:
   Net Income                                                                $    761        $    568
   Adjustments to Reconcile Net Income to Net Cash
     And Cash Equivalents Provided by (Used in)
     Operating Activities:
     Depreciation and Amortization                                                611             703
     Origination of Loans Held for Sale                                        (2,689)         (2,150)
     Proceeds from the Sale of Loans Held for Sale                              2,724           2,184
     Gains on sale of loans                                                       (35)            (34)
     Gains on sale of securities                                                 (226)            (95)
     Provision for Loan Losses                                                    258             300
     Increase in Interest Receivable and Other Assets                            (514)             98
     Decrease in Interest Payable and Other Liabilities                          (185)           (110)
                                                                             --------        --------
           Net Cash (Used in) Provided by Operating Activities                    705           1,464
                                                                             --------        --------
INVESTING ACTIVITIES
   Net Decrease in Deposits in Other Banks                                     (1,238)           (553)
   Purchase Investment Securities Held to Maturity                                ---           (2004)
   Purchase of Investments Securities Available for Sale                      (35,411)        (29,914)
   Proceeds from Securities called                                             19,350          13,000
   Proceeds from sale of Investment Securities
   Available for sale                                                          13,227          13,315
   Net (Increase) Decrease in Loans                                            (5,857)          9,178
   Purchase of Premises and Equipment                                            (387)           (159)
                                                                             --------        --------
           Net Cash (Used in) Provided by Investing Activities                (10,316)          2,863
                                                                             --------        --------

FINANCING ACTIVITIES
   Net Increase in Non-Interest Bearing
     Transaction Accounts                                                       5,174           2,431
   Net Increase in Interest Bearing
     Transaction Accounts                                                       1,691           2,994
   Net (Decrease) Increase in Savings Deposits                                  6,402            (867)
   Net Increase in Time Deposits                                                1,494           1,970
   Payment of Cash Dividends                                                       (3)            ---
   Payment of Notes Payable                                                       (22)            ---
   Sale of Common Stock                                                           ---             485
   Short Term Borrowings                                                          ---          (2,000)
                                                                             --------        --------
   Net Cash Provided by Financing Activities                                   14,736           5,013
                                                                             --------        --------
   Increase in Cash and Cash Equivalents                                        5,125           9,340
   Cash and Cash Equivalents at Beginning of Period                            17,545           5,223
                                                                             --------        --------
   Cash and Cash Equivalents at End of Period                                $ 22,670        $ 14,563
                                                                             ========        ========

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2002

          Note 1 - Basis of Presentation

          Substantially all of the assets, liabilities and operations of Harbor Bankshares Corporation (the "Company") are attributable to its wholly owned subsidiaries, Harbor Bank and Harbor Financial Services. The accompanying unaudited consolidated financial statements include the accounts of the Company, Harbor Bank and Harbor Financial Services.

          The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.

          The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's 2001 Form 10-KSB filed with the Securities and Exchange Commission.

          Certain reclassifications of 2001's amounts have been made to conform to current year presentation. Such reclassifications had no effect on net income.

          Note 2 - Comprehensive Income

          Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources.
          Presented below is a reconciliation of net income to comprehensive income indicating the component of other comprehensive income:

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY


                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                             2002             2001
                                                             ----             ----
          Net Income                                      $   761          $   568

          - Other Comprehensive Income:
            Unrealized Holding Gains
            Arising During the period                         900              615
          - Less: Reclassified Adjustments for
            gains included in Net Income               (226)             (95)
                                                          -------          -------
          Other Comprehensive Income Before
          Taxes                                               674              520

          Income Tax Expense Related to
          items of Other Comprehensive Income                 229              177
                                                          -------          -------
          Other Comprehensive Income                          445              343
                                                          -------          -------
          Comprehensive Income                            $ 1,206          $   911
                                                          =======          =======

          Note 3 - Per Share Data

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

The following table presents a summary of per share data and amounts for the period indicated:

                                               Nine Months Ended          Three Months Ended
                                               -----------------          ------------------
                                             Sept 30,      Sept 30,      Sept 30,      Sept 30,
                                               2002          2001          2002          2001
                                               ----          ----          ----          ----
Basic:

Net income applicable to common stock       $  761,617   $  568,215     $  298,530   $  285,304
                                            ==========   ==========     ==========   ==========

Average common shares outstanding              729,844      710,095        732,775      731,210
                                            ==========   ==========     ==========   ==========

Basic net income per share                  $     1.04   $      .80     $      .41   $      .39
                                            ==========   ==========     ==========   ==========

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Diluted:

Net income applicable to common stock       $761,617   $568,215   $298,530   $285,304
                                            ========   ========   ========   ========

Average common shares outstanding            729,844    710,095    732,775    731,210

Stock option adjustment                       23,263     18,520     23,263     22,932
                                            --------   --------   --------   --------

Diluted average common shares outstanding    753,107    728,615    756,038    754,142
                                            ========   ========   ========   ========

Diluted net income per share                $   1.01   $    .78   $    .39   $    .38
                                            ========   ========   ========   ========

Average common shares outstanding for 2001 have been adjusted to reflect a stock dividend paid in March 2002.

     Note 4 - New Accounting Pronouncements

     On January 1, 2002, the Company adopted Statement of Financial Standards
     (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill shall not be amortized but should be tested for impairment on an annual basis, using criteria prescribed in the statement. If the carrying amount of goodwill exceeds its implied fair value, as recalculated, an impairment loss equal to the excess shall be recognized. Recognized intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".

     The Company's intangible assets at September 30, 2002 are classified as "intangible assets other than goodwill" and primarily represent the unamortized intangible related to the Company's acquisitions of branch offices from other banks. At September 30, 2002, the carrying amount of this intangible was $3.0 million, and is being amortized on a straight line basis in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", which was not superseded by SFAS No. 142.

     On October 1, 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which amends certain provisions of SFAS No. 72, SFAS No. 144, and FASB Interpretation No. 9. SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and requires that such acquisitions be accounted for in accordance with SFAS No. 141, "Business Combinations." If the acquisition meets the definition of a business combination, it shall be accounted for by the purchase method in accordance with the provisions of

     SFAS No. 141. Any goodwill that results will be accounted for in accordance with the provisions of SFAS No. 142. If the acquisition does not meet the definition of a business combination, the cost of the assets acquired shall be allocated to the individual assets acquired and liabilities assumed based on their relative fair values and shall not give rise to goodwill.

     In addition, this proposed statement would amend SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Accordingly, those intangible assets would be subject to the same undiscounted cash flow recoverability tests and impairment loss recognition and measurement provisions that SFAS No. 144 requires for long-term tangible assets and other finite-lived intangible assets that are held and used.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

     Existing unidentifiable intangible assets, as that term is defined in SFAS No. 72, previously recognized under the provisions of SFAS No. 72 shall continue to be amortized (consistent with the existing clarifying provisions of Emerging Issue Task Force Topic D-100) unless the transaction in which the intangible asset arose meets the definition of a business combination.

     Management does not believe its branch office acquisition meets the definition of a business combination and intends to continue amortizing the intangible assets, subject to periodic review for impairment and its estimated useful lives.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations", ("Statement 143"), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 is effective for fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's financial statements

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment of Long-Lived Assets ("Statement 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. While Statement 144 retains many of the fundamental provisions of Statement 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by Statement 121. Statement 144 is effective for fiscal years beginning after December 15, 2001. This Statement did not have a material impact on the Company's financial statements.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Part I.  FINANCIAL INFORMATION

          Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Harbor Bankshares Corporation earnings for the third quarter of 2002, totaled $298 thousand, an increase of $13 thousand or 4.6 percent when compared to the third quarter of 2001. The third quarter of 2001, included a $229 thousand award from the CDFI Fund. There was no award reflected in the 2002 third quarter earnings. Net interest income increased by $121 thousand or 6.3 percent. Non-interest income decreased by $109 thousand or 14.5 percent mainly due to the CDFI award mentioned above. Included in the non-interest income for 2002, are gains on available for sale securities of $198 thousand. Non-interest expense for the quarter increased by $26 thousand or 1.2 percent. The provision for loan losses decreased by $17 thousand or
          17.0 percent.

          Year to date earnings as of September 30, 2002, were $761 thousand, reflecting an increase of $193 thousand or 34.0 percent when compared to the same period for 2001. The earnings increase is principally attributed to the re-pricing of liabilities, which decreased the cost of funds substantially. Return on Average Assets (ROAA) and Return on Average Equity (ROAE) were .52 percent and 7.80 percent respectively.

          Net interest income increased by $446 thousand or 7.9 percent when compared to the same period of the prior year. The increase in net interest income reflects a lower cost of funds due to the re-pricing of liabilities, mainly in the time deposit category. Interest on investment securities decreased by $1.2 million or 41.7 percent, mainly due to the "Call" feature of some of the securities, with the proceeds re-invested at lower rates. Interest and fees on loans also decreased by $237 thousand or 3.4 percent due to lower interest rates, reflecting the various rate drops experienced during the later part of 2001. Interest expense on savings accounts decreased by $1.3 million or 59.6 percent, and the cost of time deposits decreased by $926 thousand or 37.0 percent. Both categories reflected the re-pricing due to lower rates during 2001. Interest on notes payable, at $107 thousand, remained the same for both periods.

          The provision for possible loan losses was $258 thousand as of September 30, 2002, compared to $300 thousand for the same period the prior year. Gross charge-offs totaled $248 thousand, commercial loan charge-offs at $93 thousand, and installment loan charge-offs at $97 thousand, represented 37.5 percent and 39.1 percent of total gross charge-offs respectively. Recoveries for the period were $44 thousand.

          The allowance for loan losses as of September 30, 2002 was $1.0 million or .89 percent of total loans, and $873 thousand or .85 percent at the end of the comparable 2001 period. Management analyzes the reserves for possible losses on a quarterly basis. The analysis takes into consideration the overall loan portfolio and its underlying collateral, the mix of loans within the portfolio, delinquency trends, economic conditions, current and prospective trends in real estate values, and other relevant factors. It is the opinion of management that as of September 30, 2002, the reserve for possible loan losses is adequate.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

          Non-interest income decreased by $232 thousand or 12.9 percent. Services charges on deposit accounts decreased by $59 thousand or 7.9 percent due to programs tailored to attract and retain new customers. Other non-interest income decreased by $76 thousand or 10.9 percent. Included in the non-interest were $159 thousand of earnings on cash surrender value of life insurance, $206 thousand of ATM Fees, $35 thousand of gains on the sale of loans and $226 thousand on realized gains on the sale of securities.

          Fee income from the Bank's subsidiary, Harbor Financial Services, was $50 thousand. They had net losses of $2 thousand as of September 30, 2002. There was no CDFI award reflected in the non-interest income as of September 30, 2002. A $229 thousand award is reflected in the non-interest income for 2001.

          Non-interest expenses increased slightly by $20 thousand or .31 percent. Salary and benefits increased by $61 thousand or 2.0 percent reflecting salary and staff increases due to a merger of a branch facility in Baltimore County. Occupancy expenses at $588 thousand was almost the same as of the prior year. The occupancy cost for the same 2001 period was $587 thousand.

          Equipment expenses decreased by $140 thousand or 27.8 percent, mainly attributed to lower depreciation expense. Data processing expenses increased by $37 thousand or 5.3 percent reflecting the additional cost related to a branch acquisition from another Bank. Intangible assets amortization increased by $27 thousand or 10.9 percent also due to the same acquisition.

          As of September 30, 2002, investment securities reflected an increase of $3.1 million or 6.0 percent when compared to the investment reflected as of December 31, 2001. Net loans also increased by $6.0 million or 5.7 percent and Federal Fund sold increased by $6.2 million or 58.3 percent.

          Total deposits were $186 million reflecting an increase of $14.7 million or 8.6 percent when compared to year-end 2001. The increase was basically due to the acquisition of a branch facility in Baltimore County, on April 29, 2002. The total deposits obtained through this acquisition totaled $18.8 million, a premium of 4.0 percent or $751 thousand was paid for the deposits. Non-interest bearing deposits increased by $5.2 million or 25.9 percent, while interest bearing transaction accounts increased by $1.7 million or 7.9 percent. Savings deposits grew by $6.4 million or 8.5 percent. Time deposits increased by $1.5 million or 2.7 percent. Long term borrowings decreased by $22 thousand due to the re-payment of principal as stated in the note agreement with NCIF. The outstanding balance of these borrowings as of September 30, 2002, was one million, nine hundred and seventy eight thousand, compared to two million as of December 31, 2001.

          Stockholder's equity increased by $1.5 million, net earnings of $761 thousand coupled with a net gain of $445 thousand in other comprehensive income were the main reasons for the increase. Primary and risk based capital for the Company was 5.17 percent and 9.28 percent respectively.

          The Company's stock is traded privately. During the period, a few trades were registered at $18.00 per share.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Part II:   OTHER INFORMATION


           Item I.    Legal Proceedings

           The Company and its subsidiary, at times and in the ordinary course of business, are subject to legal actions. Management does not believe the outcome of such matters will have a material adverse effect on the financial condition of the Corporation.

           Item II.   Changes in Securities

                      None

           Item III.  Defaults Upon Senior Securities

                      None

           Items IV.  Submission of Matters to a Vote of Security Holders

                      None

           Item V.    Other Information

                      None

           Item VI.   Exhibits and Reports on Form 8-K

                      The Company did not file any report on Form 8-K for the period ending September 30, 2002.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          HARBOR BANKSHARES CORPORATION

Date:  11/8/02                     /s/ Joseph Haskins, Jr.
      ----------------            -----------------------------------------
                                  Joseph Haskins, Jr.
                                  Chairman and Chief Executive Officer



Date:  11/8/02                     /s/ Teodoro J. Hernandez
      ----------------            ------------------------------------------
                                  Teodoro J. Hernandez
                                  Treasurer