Form 10KSB/A
period 2001-12-31
HARBOR BANKSHARES CORP
filed 2002-12-19
CIK 889608

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB/A


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


Stegman & Company

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

         Community Development Financial Institution Fund ("C.D.F.I") awards.
         --------------------------------------------------------------------

              Income from CDFI awards is recognized when the final committment from the Federal government agency is received.

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

7.     PREMISES AND EQUIPMENT

         The major classes of premises and equipment at December 31 are summarized as follows:

                                                                         2001                   2000
                                                                       ----------           -----------
Land                                                                   $   30,000            $   30,000
Buildings                                                                 129,510               129,510
Furniture, fixtures and equipment                                       3,008,180             2,792,100
Leasehold improvements                                                    626,587               605,295
                                                                       ----------            ----------
                                                                        3,794,277             3,556,905
  Less accumulated depreciation and amortization                        2,798,668             2,210,530
                                                                       ----------            ----------
         Total                                                         $  995,609            $1,346,375
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

         The Bank leases branch and office facilities. The lease agreements provide for the payment of utilities and taxes by the lessee. Future minimum payments for each of the five succeeding years under noncancelable operating leases consisted of the following at December 31, 2001:

2002                                           $  549,123
2003                                              568,115
2004                                              552,322
2005                                              479,267
2006                                              437,416
Thereafter                                      1,169,298

         Total rental expense under operating leases amounted to $482,119 and $498,223 for the years ended December 31, 2001 and 2000, respectively.

8.     INCOME TAX

         The Corporation's provision for income taxes for the years ended December 31, is summarized as follows:

                                                                      2001                       2000
                                                                    ---------                  ---------
Taxes currently payable                                              $436,781                   $415,484
Deferred taxes (benefit)                                             (128,052)                  (128,074)
                                                                     --------                   --------
Income tax expense for the year                                      $308,729                   $287,410
                                                                     ========                   ========

         A reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Corporation is as follows:

                                                                     2001                      2000
                                                                    --------                  -------
Federal income tax rate                                               34.0%                    34.0%
Increase (decrease) resulting from:
  Increase in cash surrender value of life insurance                  (6.6)                    (2.0)
  Other                                                                2.3                      1.7
                                                                      ----                     ----
Effective tax rate                                                    29.7%                    33.7%
                                                                      ====                     ====

         Significant components of the Corporation's deferred tax liabilities and assets included in other assets at December 31 are as follows:

                                                                         2001                    2000
                                                                      ----------                ---------
Deferred tax liabilities -
   Prepaid expenses                                                     $  9,018                 $ 12,845
                                                                        --------                 --------

Deferred tax assets:
   Loan loss reserve                                                     212,744                  133,629
   Deferred loan origination fees                                         32,536                   47,592
   Depreciation                                                          115,161                   96,469
   Deferred compensation                                                  51,842                   10,368
   Unrealized loss on investment securities available for sale           149,633                  551,226
                                                                        --------                 --------

       Total deferred tax assets                                         561,916                  839,284
                                                                        --------                 --------

       Net deferred tax asset                                           $552,898                 $826,439
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

9.     SHORT-TERM BORROWINGS

         Short-term borrowings consist entirely of an advance from the Federal Home Loan Bank ("FHLB"). Information related to these advances for the years ended December 31, 2001 and 2000 is as follows:

                                                                           2001                2000
                                                                         --------            --------
Balance at December 31                                                   $   -               $2,000,000
Maximum amount outstanding at any month-end                              2,000,000            9,000,000
Daily average amount outstanding                                           137,000            4,546,585
Weighted daily average interest rate                                         6.24%                6.81%
Weighted average interest rate at December 31                                -                    6.35%

         The FHLB advances are collateralized by a blanket lien on all 1 - 4 family residential mortgage loans. As of December 31, 2001, the Bank had an unused available line of credit of $18,600,000.

10.    LONG-TERM DEBT

         Long-term debt consists of the following at December 31, 2001 and 2000:

                                                                            2001                 2000
                                                                         ----------            ----------
Note payable - due July 1, 2012. Interest only payments
 from August 10, 2001 to August 1, 2002. From August 2002
 to July 2012, equal principal monthly and interest payments of $23,087 to maturity. Interest rate is fixed at 7.0%
 for the term of the note.                                               $2,000,000            $2,000,000
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

                  The following weighted average assumptions were used for the years ended December 31, 2001 and 2000:

                                        2001                  2000
                                       ------                ------
Dividend yield                            .00%                  .00%
Expected volatility                     20.00%                20.00%
Risk-free interest rate                  5.106%                5.967%
Expected lives (in years)                5                     5

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


NON-INTEREST INCOME
-------------------

         Non-interest income increased by $488 thousand or 26.5% to $2.3 million in 2001. ATM fees were $240 thousand for 2001, representing 10.4% of other operating income. Included in the 2001 non-interest income were $45 thousand of gains on sale of loans, a $229 thousand award from CDFI (Treasury Department). This BEA award, (Bank Enterprise Award), was a result of the Corporation's subsidiary, The Harbor Bank of Maryland community development efforts, which includes equity investments, loans and community development services such as technical assistance in areas designated by the Treasury Department. These areas are part of the Bank's targeted markets. The awards are recognized in the financial statements when the final committments from the Treasury Department is received. Also included in the non-interest income, were $27 thousand of servicing fees and a gain on sale of securities of $197 thousand. The 2000 non-interest income reflects a $11 thousand gain on sale of loans, a $127 thousand award from the Treasury Department, and $46 thousand of servicing fees.

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