Form 10KSB
period 2002-12-31
HARBOR BANKSHARES CORP
filed 2003-03-27
CIK 889608

                                                   Harbor Bankshares Corporation


                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number : 0-20990

                          HARBOR BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)


                  Maryland                               52-1786341
         (State or other jurisdiction of       (IRS Employer Identification No.)
         incorporation or organization)

           25 West Fayette Street                           21201
            Baltimore, Maryland                          (Zip Code)
  (Address of principal executive officer)

       Registrant's telephone number, including area code: (410) 528-1800

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 says.
Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $13,867,850

As of March 5, 2003, the registrant had [736,313] shares of Common Stock issued and outstanding, including 33,795 non-voting shares. The aggregate market value of shares held by nonaffiliates on such date was $7,603,578 based on the average of the bid and asked price of $18.00 per share of the Registrant's Common Stock on that date. For purposes of this calculation, it is assumed that the 422,421 shares held by directors and executive officers of the Registrant, are shares held by affiliates.

Documents Incorporated by Reference: Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2002 and Registrant's 2003 Proxy Statement are incorporated by reference into Parts I and II.

Transitional small business disclosure format (check one):  Yes         No  X

                          HARBOR BANKSHARES CORPORATION

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-KSB

Table of Contents .............................................................................i-ii
PART I ........................................................................................   1
Item 1.  Business .............................................................................   1
The Harbor Bank of Maryland ....................................................................  1
Competition ....................................................................................  2
Supervision and Regulation .....................................................................  2
Governmental Monetary Policies and Economic Controls ...........................................  3
Employees ......................................................................................  3
Executive Officers .............................................................................  3
Statistical Information ........................................................................  4
Item 2.  Properties ............................................................................  5
Item 3.  Legal Proceedings .....................................................................  5
Item 4.  Submission of Matters to a Vote of Security Holders ...................................  5
PART II ........................................................................................  5
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters .................  5
Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  6
Item 7.  Financial Statements ..................................................................  6
Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ..  6
PART III .......................................................................................  6
Item 9.  Directors and Executive Officers of the Registrant ....................................  6
Item 10.  Executive Compensation ...............................................................  6
Item 11.  Security ownership of certain beneficial owners and management .......................  7
Item 12.  Certain relationships and related transactions .......................................  7
PART IV ........................................................................................  7
Item 13.  Exhibits and Reports on Form 8-K .....................................................7-8
CONSOLIDATED AVERAGE STATEMENTS OF CONDITION AND RATIOS ........................................  9
CAPITAL SCHEDULE ............................................................................... 10
CONSOLIDATED STATEMENTS OF INCOME .............................................................. 11
AVERAGE RATES EARNED OR PAID FOR THE YEARS 2002, 2001 AND 2000 ................................. 12
INTEREST VARIANCE ANALYSIS ..................................................................... 13
INVESTMENT SECURITIES .......................................................................... 14
Maturity Distribution .......................................................................... 14
Carrying amount and the market value at 2002, 2001 and 2000 .................................... 14
FIVE-YEAR LOAN DISTRIBUTION .................................................................... 15
Five-Year Loan Distribution at December 31 (dollars in thousands) .............................. 15


Five-Year Loan Distribution at December 31 (expressed as percentages) .......................... 15
SUMMARY OF LOAN LOSS EXPERIENCE ................................................................ 16
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES .................................................... 17
RISK ELEMENTS OF LOAN PORTFOLIO ................................................................ 18
Potential Problem Loans ........................................................................ 18
MATURITY OF LOANS AS OF DECEMBER 31, 1998 ...................................................... 19
LOANS CLASSIFIED BY SENSITIVITY TO CHANGES IN INTEREST RATES ................................... 19
LONG AND SHORT TERM BORROWINGS ................................................................. 20

ARTICLES OF INCORPORATION/BYLAWS ............................................................... 21

EMPLOYMENT AGREEMENTS .......................................................................... 21

STOCK OPTION PLAN .............................................................................. 21

LIST OF SUBSIDIARIES ........................................................................... 21

CONSENT OF INDEPENDENT AUDITORS ................................................................ 22

CERTIFICATIONS ...............................................................................24-25

                                     - ii -

                                                   Harbor Bankshares Corporation

Documents Incorporated by Reference

         Portions of the Registrant's Annual Report to Stockholders for the year ended December 31,2002 and the Registrant's 2003 Proxy Statement are incorporated by reference into Parts I and II.

PART I

Harbor Bankshares Corporation

Forward Looking Statements

         Some of the statements in this Form 10-KSB discuss future expectations. There may also be statements regarding projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking information on various factors and numerous assumptions, which may or may not turn out to be correct.

         Important factors that may cause actual results to differ from those contemplated by forward-looking statements include, for example:

o   The success or failure of our efforts to implement our business strategy;

o The effect of changing economic conditions, both nationally and in our local community;

o Changes in government regulations, tax and interest rates applicable to our business and similar matters;

o   Our ability to attract and retain quality employees; and

o   Other risks which may be described in our future filings with the SEC.

         We do promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements other than material changes to such information.

Item 1.  Business

         Harbor Bankshares Corporation (the Corporation) is a bank holding company with one bank subsidiary and two other Community Development financial subsidiaries, one for profit, The Harbor Bank of Baltimore LLC and a non-profit, The Harbor Bank CDC. Both were established during 2002. The Corporation has no investment in either subsidiary as of December 31, 2002. The Corporation was organized under the laws of the State of Maryland in 1992. On November 2, 1992, Harbor Bankshares Corporation acquired all outstanding stock of The Harbor Bank of Maryland (the Bank), headquartered in Baltimore, Maryland.

The Harbor Bank of Maryland

         The Harbor Bank of Maryland is a state chartered institution in the State of Maryland. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation.

                                                   Harbor Bankshares Corporation

         The Harbor Bank of Maryland is a commercial bank headquartered in Baltimore, Maryland. The Bank conducts a general commercial and retail business. The Bank was opened on September 13, 1982 and was incorporated under the laws of the State of Maryland. During the second and third quarters of 1994, the Corporation, through its subsidiary, The Harbor Bank of Maryland acquired three
(3) branch locations from the Resolution Trust Corporation; two (2) located in Baltimore City, and one (1) located in Riverdale, Prince George's County. A new branch location was opened during December 1995 in Baltimore County, expanding the market area of the Bank. During May 1997, The Harbor Bank of Maryland opened a de novo branch location in the East side of Baltimore City, and on January 19, 1999, a de novo branch was opened in the West side of the City, this branch location was closed during March 2002. During September 2000, a branch located in Baltimore City was also closed. The closing of both facilities have helped the profitability of the Bank.

         In April, 2002, the Bank purchased a branch location from another financial institution in Baltimore County in order to increase its market share. The purchase included $18.8 million in deposits. The Bank had a location near the purchased facility and both were merged into the acquired office in order to reduce the overhead cost of running both branches.

         Harbor Financial Services, a company dealing with the sale of mutual funds, stocks, insurance, etc., was established as a subsidiary of the Bank during May 1997, in order to compete with that expanding market. This subsidiary had a loss of $4 thousand for the year ended December 31, 2002.

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

Competition

         The Corporation's subsidiary, The Harbor Bank of Maryland, competes with virtually all banks and savings institutions, which offer services in its market area. The Bank directly competes with branches of most of the State's largest banks, each of which has greater financial and other resources to conduct large advertising campaigns and to allocate their investment assets to regions of higher yield and demand. To attract business in this competitive environment, the Bank relies heavily on local promotional activities and personal contact by its officers and directors and by its ability to provide personalized services.

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

                                                   Harbor Bankshares Corporation

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

Employees

         At December 31, 2002, Harbor Bankshares Corporation and its subsidiaries employed 80 individuals, of which 28 were officers and 52 were full-time employees.

Executive Officers

         Information concerning executive officers of the Corporation is listed below:

         Executive Officers               Age         Position


         Joseph Haskins, Jr.              55          Chairman, President and Chief Executive Officer of
                                                      the Bank and Corporation

         John Paterakis                   74          Chairman of the Executive Committee of the
                                                      Corporation and the Bank

         Teodoro J. Hernandez             57          Treasurer of the Corporation and Senior Vice
                                                      President and Cashier of the Bank

         George F. Vaeth, Jr.             69          Secretary of the Corporation and the Bank



                                                   Harbor Bankshares Corporation

Statistical Information

         The statistical information required in this section is incorporated herein by reference from the Registrant's Annual Report to Shareholders for the year ended December 31, 2002 and from pages 10 through 20 of this form 10-KSB.

Asset Quality

         One of the Corporation's main objectives has been and continues to be the achievement of a high level of asset quality. We maintain a large portion of loans secured by residential one-to four- family properties and commercial properties. As of December 31, 2002, those loans totaled $78 million or 64.86 percent of total outstanding loans. We set sound credit standards for new loan originations, and follow careful loan administration procedures. We strengthened our focus on credit risk by having independent reviews of all major credit with detailed reports to management.

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

         The following table presents information regarding total non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated. At December 31, 2002, 2001 and 2000 we had $1.2 million, $769 thousand and $308 thousand, of non-performing loans. If all non-accrual loans had been performing in accordance with their original terms and had been outstanding from the earlier of the beginning of the period origination, we would have recorded additional interest income on these loans of approximately $57 thousand from the year ended December 31, 2002.

                                                      2002      2001      2000
                                                      ----      ----      ----

Accruing Loans 90 Days Or More                       $  746    $  135    $    6
                                                     ======    ======    ======

Total Non-Performing Loans                           $  409    $  620    $  265
Foreclosed Real Estate                                   70        14        37
                                                     ------    ------    ------
Total Non-Performing Loans To Total Loans            $1,225    $  769    $  308
                                                     ======    ======    ======

Non-Performing Loans To Total Loans                    1.01%      .72%      .24%
                                                     ======    ======    ======

Non-Performing Assets To Total Assets                   .58%      .41%      .17%
                                                     ======    ======    ======

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

                                                   Harbor Bankshares Corporation

Foreclosed real estate consists of property we have acquired through foreclosed or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. At December 31, 2002, 2001 and 2000, respectively, we had $70 thousand, $14 thousand and $37 thousand in foreclosed real estate.

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

         The Bank also maintains another five(5) branch offices, four (4) are leased; two (2) located in Baltimore City, one (1) located in Prince George's County, Maryland and one (1) located in Baltimore County, Maryland. The Bank owns a branch facility in Baltimore City. This office was purchased during December 1998.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Information listed under, "Stockholder Information" in the Annual Report to Stockholders for the year ended December 31, 2002 is incorporated herein by reference with respect to prices for the Registrant's common stock and the dividends paid thereon. The number of Stockholders of Record as of December 31, 2002 was 702.

         The following table presents disclosure regarding equity compensation plans in existence at Decmber 31, 2002, consisting only of the stock option plan arrangements described further under the caption "Stock Options" in Note 14 to the consolidated financial statements.

                                                   Harbor Bankshares Corporation

                      Equity Compensation Plan Information

-----------------------------------------------------------------------------------------------------------------------
Plan Category                   Number of securities to      Weighted average             Number of securities
                                be issued upon exercise      exercise price of            remaining available for
                                of outstanding options,      outstanding options,         future issuance under
                                warrants and rights          warrants and rights          equity compensation plans
                                       (a)                          (b)                   excluding securities
                                                                                          reflected in column (a)
                                                                                                   (c)
-----------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders
-----------------------------------------------------------------------------------------------------------------------
Equity compensation                       152,643                      $15.45                       74,243
plans not approved by
security holders
-----------------------------------------------------------------------------------------------------------------------
            Total                         152,643                      $15.45                       74,243
-----------------------------------------------------------------------------------------------------------------------


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information required by this item is incorporated by reference from information appearing under the caption, "Corporate Financial Review" appearing on pages 1 through 11 of the Management Discussion and Analysis section of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002, and from pages 8 through 19 of this Form 10-KSB.

Item 7.  Financial Statements

         Information required by Item 7 is incorporated by reference from information appearing on pages 1 through 29 in the Audited Consolidated Financial Statements section of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None

PART III

Item 9.  Directors and Executive Officers of the Registrant

         Information required by this item is incorporated by reference from information appearing under the caption, "Election of Directors" on pages 2 to 6 of the Registrant's 2003 Proxy statement and page 4 of this report under the caption of "Executive Officers" of the Registrant.

Item 10.  Executive Compensation

         Information required by this item is incorporated by reference from information appearing under the caption "Executive Compensation" on pages 7 and 8 of the Registrant's 2003 Proxy Statement.

                                                   Harbor Bankshares Corporation

Item 11. Security ownership of certain beneficial owners and management

         Information required by Item 11 is incorporated by reference from information appearing on pages 2 to 6 of the Registrant's 2003 Proxy Statement, under the caption of "Election of Directors" of the Registrant.

Item 12. Certain relationships and related transactions

         The information required by Item 12 is incorporated by reference from
Note 6 on page 16 in the Audited Consolidated Financial Statements section of the Registrant's Annual Report to Shareholders.

PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits

         (1) The following consolidated financial statements of the Registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2002, are incorporated herein by reference in Item 8:

         Consolidated Balance Sheets
                  As of December 31, 2002 and 2001

         Consolidated Statements of Income
                  Years ended December 31, 2002 and 2001

         Consolidated Statements of Changes in Stockholders' Equity
                  Years ended December 31, 2002 and 1

         Consolidated Statements of Cash Flows
                  Years ended December 31, 2002 and 2001

         Notes to Consolidated Financial Statements

         Report of Stegman & Company, Independent Auditors.

         Harbor Bankshares Corporation 2003 Proxy Statement

         All other schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the financial statements of the Registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                                                   Harbor Bankshares Corporation

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

                                                   Harbor Bankshares Corporation

             CONSOLIDATED AVERAGE STATEMENTS OF CONDITION AND RATIOS
                             (dollars in thousands)

Year ended December 31,

                                                                            2002             2001             2000
                                                                            ----             ----             ----

ASSETS

U.S. Treasury Securities                                                $   2,989        $   2,138        $     ---
U.S. Government Agencies                                                   49,256           55,140           54,733
Interest-Bearing Deposits with Other Banks                                  1,770              998              546
FHLB Stock and Other Securities                                             1,155              652              528
Federal Funds Sold                                                         17,083           18,805            2,492
                                                                        ---------        ---------        ---------
                                                                           72,253           77,733           58,299

Loans
-----
Commercial Loans                                                           27,976           22,313           30,094
Real Estate Loans                                                          70,996           72,261           72,703
Consumer Loans                                                             11,321           10,493            5,063
                                                                        ---------        ---------        ---------
Loans Net of Unearned Income                                              110,293          105,067          107,860
                                                                        ---------        ---------        ---------

Total Earning Assets                                                      182,546          182,800          166,159
Allowance for Possible Losses                                              (1,007)            (844)            (724)
Other Assets                                                               16,633           16,283            9,471
                                                                        ---------        ---------        ---------
         TOTAL ASSETS                                                   $ 198,172        $ 198,239        $ 174,906
                                                                        =========        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Non-Interest Bearing Deposits                                             $23,829          $21,341          $19,326
Interest-Bearing Transaction Accounts                                      21,197           18,597           15,623
Savings                                                                    87,356           82,907           76,169
Time - $100,000 or more                                                    22,264           30,482           17,098
Other Time                                                                 27,567           29,907           30,165
                                                                        ---------        ---------        ---------
         TOTAL Deposits                                                   182,213          183,234          158,381
                                                                        ---------        ---------        ---------
Other Borrowed Money                                                           --              137            4,547
Notes payable                                                               1,985            2,000            3,202
Other Liabilities                                                             866            1,168              742
                                                                        ---------        ---------        ---------
         TOTAL Liabilities                                                185,064          186,539          166,872
SHAREHOLDERS' EQUITY                                                       13,108           11,700            8,034
                                                                        ---------        ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 198,172        $ 198,239        $ 174,906
                                                                        =========        =========        =========

RATIOS
Average Equity to Average Total Assets                                       6.61%            5.90%            4.59%
Return on Assets                                                              .54%             .37%             .32%
Return on Equity                                                             8.21%            6.24%            7.03%
Dividend Payout Ratio                                                        16.7%             ---              ---

CAPITAL SCHEDULE

         Risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. Harbor Bankshares Corporation had total consolidated assets of $210 million at December 31, 2002. Disclosed below are the capital ratios of the Corporation:

                         Harbor Bankshares     Regulatory Requirements
                         -----------------     -----------------------
                            Corporation
                            -----------

Primary Capital                  5.2%                    4.0%

Risk-Based Capital               9.1%                    8.0%

                                                   Harbor Bankshares Corporation



                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)


Year ended December 31,                                                2002           2001            2000
                                                                       ----           ----            ----
INTEREST AND FEES ON LOANS
Commercial Loans                                                     $ 2,297         $ 2,056         $ 2,958
Real Estate Mortgages                                                  5,723           6,133           6,288
Consumer Loans                                                         1,104           1,098             586
                                                                     -------         -------         -------

TOTAL Interest and Fees on Loans(1)                                    9,124           9,287           9,832
Interest on Taxable Investment Securities                              2,186           3,543           3,659
Interest on Other Investments(2)                                          63              48              31
Interest on Federal Funds Sold                                           274             731             143
                                                                     -------         -------         -------
TOTAL Interest Income                                                 11,647          13,609          13,665
INTEREST EXPENSE

Savings                                                                1,145           2,519           3,002
Interest-Bearing Transaction Accounts                                     62             132             138
Time - $100,000 or more                                                  914           1,676             885
Other Time                                                             1,140           1,497           1,615
Other Borrowed Money                                                      --               8             310
Interest on Notes Payable                                                141             141             249
                                                                     -------         -------         -------
TOTAL Interest Expense                                                 3,402           5,973           6,199
Net Interest Income                                                    8,245           7,636           7,466
Provision for Possible Credit Losses                                     340             400             346
                                                                     -------         -------         -------
Net Interest Income After Provision for Possible                       7,905           7,236           7,120
  Credit Losses
Other Income                                                           1,995           2,132           1,841
Investment Security Gains                                                226             197              --
Other Expenses                                                         8,576           8,526           8,109
                                                                     -------         -------         -------
Income Before Taxes                                                    1,550           1,039             852
Applicable Income Tax                                                    473             309             287
                                                                     -------         -------         -------
NET INCOME                                                           $ 1,077         $   730         $   565
                                                                     =======         =======         =======

PER COMMON SHARE
         NET INCOME - BASIC                                          $  1.47         $  1.03         $   .82
                                                                     =======         =======         =======

         Stock Dividend per Share                                    $   .25         $    --         $    --
                                                                     =======         =======         =======



NOTES ON CONSOLIDATED STATEMENTS OF INCOME:

(1) Loan fees, which are included in Interest Income, were $644 in 2002, $481 in 2001, $577 in 2000.

(2)    Certificates of Deposit with other financial institutions.

                                                   Harbor Bankshares Corporation

         AVERAGE RATES EARNED OR PAID FOR THE YEARS 2002, 2001 AND 2000


Years ended December 31,                                                2002               2001               2000
                                                                        ----               ----               ----
         Commercial Loans                                               8.21%              9.10%              9.82%

         Real Estate Loans                                              8.06%              8.53%              8.65%

         Consumer Loans                                                 9.75%             10.43%             11.57%

         Taxable Investment Securities                                  4.09%              6.12%              6.62%

         Other Investments(1)                                           3.56%              4.81%              5.68%

         Federal Funds Sold                                             1.60%              3.89%              5.73%

              TOTAL Earning Assets                                      6.38%              7.44%              8.22%

AVERAGE RATES PAID

         Interest Bearing Transaction Accounts                           .29%               .71%               .88%

         Savings                                                        1.31%              3.03%              3.94%

         Time - $100,000 or more                                        4.10%              5.50%              5.18%

         Other Time                                                     4.14%              5.00%              5.35%

         Other Borrowed Money                                             --%              6.24%              6.82%

         Notes Payable                                                   7.0%              7.00%              7.77%

         TOTAL Interest Bearing Liabilities                             2.12%              3.64%              3.73%

         NET YIELD ON EARNING ASSETS                                    4.26%              3.80%              4.49%


(1) Certificates of Deposit with other financial institutions.


                                                   Harbor Bankshares Corporation


                           INTEREST VARIANCE ANALYSIS
                                 (in thousands)


                                            2002 COMPARED TO 2001                         2001 COMPARED TO 2000
                                         Increase (Decrease) due to:                   Increase (Decrease) due to:
                                     ---------------------------------------------------------------------------------

                                     Volume          Rate           Net           Volume           Rate            Net
                                     ------          ----           ---           ------           ----            ---

INTEREST INCOME

Loans                               $  462        $   (625)     $   (163)        $  (254)         $ (290)       $ (544)

Investment Securities                 (232)         (1,125)       (1,357)            177            (293)         (116)

Federal Funds Sold                     (67)           (390)         (457)            935            (347)          588

Other Interest Bearing
 Assets(1)                              37             (22)           15              26             (10)           16
                                    ------        --------      --------         -------          ------        ------

TOTAL Interest Income               $  200        $ (2,162)     $ (1,962)        $   884          $ (940)       $  (56)
                                    ======        ========      ========         =======          ======        ======


INTEREST EXPENSE

Interest-Bearing
 Transaction Accounts               $   18        $    (88)     $    (70)        $    26          $  (32)       $   (6)

Savings                                135          (1,509)       (1,374)            265            (749)         (484)

Time - $100,000 or more               (452)           (310)         (762)            693              98           791

Other Time                            (117)           (240)         (357)             14            (132)         (118)

Short-Term Borrowings                   (8)            ---            (8)           (301)            ---          (301)

Notes Payable                          ---             ---           ---             (93)            (15)         (108)
                                    ------        --------      --------         -------          ------        ------
TOTAL Interest Expense              $ (424)       $ (2,147)     $ (2,571)        $   604          $ (830)       $ (226)
                                    ======        ========      ========         =======          ======        ======


NET INTEREST INCOME                 $  624        $    (15)     $    609         $   280          $ (110)       $  170
                                    ======        ========      ========         =======          ======        ======


Note: Loan fees, which were included in interest income were $644 in 2002, $481 in 2001, and $577 in 2000. A change in Rate/Volume has been allocated to the change in rate.

(1)     Certificates of Deposit with other financial institutions.

                                                   Harbor Bankshares Corporation

                  INVESTMENT SECURITIES (dollars in thousands)


Maturity Distribution
---------------------

                                                                             U.S. Government
                                                      U.S. Treasuries               Agencies      Other Securities   Total
                                                      ---------------        ---------------      ----------------   -----

Maturing Within One Year                               $   2,531               $   3,086              $  --        $   5,617

Maturing After One But Within Five Years                   2,053                  30,129                516           32,698

Maturing After Five But Within Ten Years                      --                   9,559                 --            9,559

Maturing After Ten Years                                      --                   5,707                 45            5,752
                                                       ---------               ---------              -----        ---------

TOTAL                                                  $   4,584               $  48,481              $ 561        $  53,626
                                                       =========               =========              =====        =========

Weighted Average Interest Rate at December 31, 2002
---------------------------------------------------
                                                                             U.S. Government
                                                      U.S. Treasury                 Agencies      Other Securities   Total
                                                      -------------          ---------------      ----------------   -----

Maturing Within One Year                                  2.21%                    5.58%                  --          3.89%

Maturing After One But Within Five Years                  3.09%                    3.56%                2.84%         3.16%

Maturing After Five But Within Ten Years                    --                     4.50%                  --          4.50%

Maturing After Ten Years                                    --                     5.33%                7.27%         5.58%
                                                          ----                     ----                 ----          ----
TOTAL                                                     2.62%                    3.69%                3.22%         3.57%
                                                          ====                     ====                 ====          ====

Carrying amount and the market value at 2002, 2001 AND 2000:
-------------------------------------------------------------

                                              2002                         2001                           2000
                                   -----------------------        -----------------------       -----------------------
                                   Amortized        Market        Amortized        Market       Amortized        Market
                                   ---------        ------        ---------        ------       ---------        ------
                                      Cost                           Cost                          Cost
                                      ----                           ----                          ----
U.S. Treasuries and Government
 Agencies                          $ 54,370        $ 55,254       $ 50,879       $ 50,501       $ 56,625       $ 54,644

Other Securities                        554             561            558            553             27            627
                                   --------         -------       --------       --------       --------       --------

TOTAL                              $ 54,924         $55,815       $ 51,437       $ 51,054       $ 56,652       $ 55,271
                                   ========         =======       ========       ========       ========       ========

                                                   Harbor Bankshares Corporation


                                                 FIVE-YEAR LOAN DISTRIBUTION
                                                 ---------------------------

Five-Year Loan Distribution at December 31 (dollars in thousands)
-----------------------------------------------------------------

                                     2002              2001              2000              1999              1998
                                     ----              ----              ----              ----              ----

Commercial Loans                  $  30,964         $  23,126         $  33,515         $  31,801          $ 20,711

Real Estate Loans                    78,856            71,962            70,596
                                                                                           67,117            61,704
Consumer Loans                       11,751            11,718             8,286             3,583             3,381
                                  ---------         ---------         ---------         ---------          --------

    TOTAL                         $ 121,571         $ 106,806         $ 112,397         $ 102,501          $ 85,796
                                  =========         =========         =========         =========          ========



Five-Year Loan Distribution at December 31 (expressed as percentages)
---------------------------------------------------------------------

                                      2002              2001              2000              1999              1998
                                      ----              ----              ----              ----              ----

Commercial Loans                     25.47%            21.65%            29.82%            31.03%            24.14%

Real Estate Loans                    64.86%            67.38%            62.80%            65.47%            71.92%

Consumer Loans                        9.67%            10.97%             7.38%             3.50%             3.94%
                                     -----             -----             -----             -----             -----

    TOTAL                            100.0%            100.0%            100.0%            100.0%            100.0%
                                     =====             =====             =====             =====             =====

                                                   Harbor Bankshares Corporation

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             (dollars in thousands)


Year ended December 31,                                 2002             2001          2000           1999            1998
                                                        ----             ----          ----           ----            ----


Balance at Beginning of Period                       $     959      $     732      $     678       $    699        $    654
                                                     ---------      ---------      ---------       --------        --------

Loans Charged Off:
      Commercial Loans                                     109             65            228                             --
      Real Estate Loans                                     26             70             73            395              54
      Consumer Loans                                       179            111            103            239             149
                                                     ---------      ---------      ---------       --------        --------
      TOTAL Loans Charged Off                              314            246            404            925             203
                                                     ---------      ---------      ---------       --------        --------

Recoveries of Loans:
      Commercial Loans                                      42             39             69
      Real Estate Loans                                     11             22             16             26               3
      Consumer Loans                                        10             12             27             35              32
                                                     ---------      ---------      ---------       --------        --------
      TOTAL Loans Recovered                                 63             73            112            101              35
                                                     ---------      ---------      ---------       --------        --------

Net Loans Charged Off                                      251            173            292            824             168
                                                     ---------      ---------      ---------       --------        --------

Provisions Charged to Operations                           340            400            346            803             213
                                                     ---------      ---------      ---------       --------        --------

Balance at End of Period                             $   1,048      $     959      $     732       $    678        $    699
                                                     =========      =========      =========       ========        ========

Daily Average Amount of Loans                        $ 111,293      $ 105,067      $ 107,860       $ 87,399        $ 80,502
                                                     =========      =========      =========       ========        ========

Allowance for Possible Loan
  Losses to Loans Outstanding                              .86%           .90%           .65%           .66%            .82%
                                                     =========      =========      =========       ========        ========


Net Charge Offs to Average Loans
  Outstanding                                              .22%           .16%           .27%           .94%            .21%
                                                     =========      =========      =========       ========        ========


                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

         The following table presents a five-year history for the allocation of the allowance for loan losses along with the percentage of total loans and leases in each category (dollars in thousands).

----------------- --------------- --------------- --------------- --------------- ---------------
                    Category to                     Category to                     Category to
     Amount         Total Loans        Amount       Total Loans        Amount       Total Loans
----------------- --------------- --------------- --------------- --------------- ---------------
       $ 555                           $ 557           21.65%           $ 442          29.82%
         138           25.47%            110           67.38              127          62.80
         122           64.86             135           10.97               33           7.38
         233            9.67             157                              130
-----------------  --------------  --------------  --------------  --------------  --------------
      $1,048          100.00%           $959          100.00%            $732         100.00%
=================  ==============  ==============  ==============  ==============  ==============



--------------- --------------- --------------- ---------------
                 Category to                     Category to
    Amount       Total Loans        Amount       Total Loans
--------------- --------------- --------------- ---------------
     $ 317          31.03%            $ 59          21.14%
       131          65.47               34          71.92
        14           3.50               71           3.94
       216                             535
--------------  --------------  --------------  --------------
      $678         100.00%            $699         100.00%
==============  ==============  ==============  ==============




                                                   Harbor Bankshares Corporation

                         RISK ELEMENTS OF LOAN PORTFOLIO
                                 (in thousands)



December 31                               2002            2001            2000             1999              1998
                                          ----            ----            ----             ----              ----
Non-Accrual Loans                        $ 409           $ 620           $ 265           $ 1,003           $ 1,107
Accruing Loans Past
  Due 90 Days or more                      746             135               6                47               547
Restructured Loans                        none            none            none              none              none
                                         =====           =====           =====           =======           =======


NON-ACCRUAL LOANS AT DECEMBER 31, 2002 AND DECEMBER 31, 2001

                                                                2002      2001
                                                                ----      ----
Interest Income that Would Have Been Recorded Under
  Original Terms                                                $ 57     $ 158
                                                                ----     -----
Interest Income Recorded during the Period                      $ --     $  --
                                                                ----     -----

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

Potential Problem Loans

      At December 31, 2002, the Corporation had $1,888 thousand of impaired loans for which the borrowers were experiencing financial difficulties. Those loans are subject to constant management attention and their classification is reviewed monthly.

      As of December 31, 2002, 64.9% of the Corporation's loan portfolio was secured by real estate properties.

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

      Management allocates the reserve for possible loan losses by type of loan based on the experience method and actual potential losses. Both performing and non-performing loans are also reviewed periodically to identify high risk assets and their potential impact upon the reserve. Based on all information known to date, management does not expect net losses as a percentage of average loans in 2003 to exceed the 2002 levels.

                                                   Harbor Bankshares Corporation


MATURITY AND REPRICING OF LOANS AS OF DECEMBER 31, 2002
-------------------------------------------------------

                                       Commercial               Real Estate         Consumer
                                            Loans                     Loans            Loans                   TOTAL
                                       ----------               -----------         --------               ---------
Within One Year                          $ 22,935                  $  7,802         $  1,816               $  32,553
After One Year But Within Five Years        5,364                    21,984            7,637               $  34,985
After Five Years                            2,615                    49,187            2,231               $  54,033
                                         --------                  --------         --------               ---------
TOTAL                                    $ 30,914                  $ 78,973         $ 11,684               $ 121,571
                                         ========                  ========         ========               =========

LOANS CLASSIFIED BY SENSITIVITY TO CHANGES IN INTEREST RATES
------------------------------------------------------------

                                                    Fixed Interest          Adjustable Interest
                                                        Rate Loans                   Rate Loans             TOTAL
                                                    --------------          --------------------         --------
Within One Year                                           $  7,174                      $ 25,379         $ 32,553
After One But Within Five Years                             34,331                           654           34,985
After Five Years                                            54,033                           ---           54,033
                                                          --------                      --------         --------
TOTAL                                                     $ 95,538                      $ 26,033         $121,571
                                                          ========                      ========         ========


                                                   Harbor Bankshares Corporation

MATURITIES OF TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE OUTSTANDING AT
-----------------------------------------------------------------------------
DECEMBER 31, 2002 AND 2001
--------------------------

                                               2001              2000
                                               ----              ----

             Three months or less           $  7,993          $ 14,207

             Three to six months               2,871             2,750

             Six to twelve months             10,909             5,299

             Over twelve months                4,069             6,965
                                            --------          --------
             TOTAL                          $ 25,842          $ 29,221
                                            ========          ========



LONG AND SHORT TERM BORROWINGS
------------------------------

      Short term borrowings consist of borrowings from the FHLB. These borrowings re-price daily, have maturities of one year or less and may be prepaid without penalty. Long term borrowings for the year 2002 and 2001 consist of a note payable due July 1, 2012 at a fixed rate of 7.0% with interest payments only from August 2001 to August 2002 and equal principal and interest payments from August 2002 to July 1, 2012.

BORROWINGS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
---------------------------------------------------------
(dollars in thousands)


                                                       2002            2001
                                                       ----            ----


Amount outstanding at period-end:
      Long-term debt                                $ 1,943          $ 2,000
      Short-term borrowings                               0                0


Average outstanding:
      Long-term debt                                $ 1,986          $ 2,000
      Short-term borrowings                             ---              137


Weighted average interest rate during the period:
      Long-term debt                                  7.00%            7.00%
      Short-term borrowings                             ---            6.24%

                                                   Harbor Bankshares Corporation

ARTICLES OF INCORPORATION/BYLAWS:
---------------------------------

      Incorporated by reference on Form S-4, filed with the Securities and Exchange Commission on July 17, 1992.

EMPLOYMENT AGREEMENTS
---------------------

      Incorporated by reference on Form S-4, filed with the Securities and Exchange Commission on July 17, 1992.

STOCK OPTION PLAN
-----------------

      Incorporated by reference on Form S-4, filed with the Securities and Exchange Commission on July 17, 1992.

LIST OF SUBSIDIARIES
--------------------

      Information required by this item is incorporated by reference under the caption "Business of the Registrant's Form 10-KSB," page 2.

                                                   Harbor Bankshares Corporation

                        CONSENT OF INDEPENDENT ACCOUNTANT


The Board of Directors
Harbor Bankshares Corporation
Baltimore, Maryland

      We hereby consent to the inclusion of our report dated January 17, 2003 relating to the balance sheets of Harbor Bankshares Corporation (the "Corporation") as of December 31, 2002 and 2001 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended in the Corporation's Form 10-KSB for the year ended December 31, 2002 to be filed with the Securities and Exchange Commission.

Stegman & Company

Baltimore, Maryland
March 25, 2003

                                                   Harbor Bankshares Corporation

      Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           HARBOR BANKSHARES CORPORATION

By:        /s/ Teodoro J. Hernandez
           --------------------------------------------------

Title:     Vice President & Treasurer
           --------------------------------------------------

Date       3-17-2003
           --------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, and in the capacities, and on the dates indicated:


By:        /s/ Joseph Haskins, Jr.
           --------------------------------------------------

Title:     Chairman, President & CEO
           --------------------------------------------------

Date
           --------------------------------------------------



By:        /s/ Joe Louis Gladney
           --------------------------------------------------

Title:     Director
           --------------------------------------------------

Date:      3-17-03
           --------------------------------------------------


By:
           --------------------------------------------------

Title:
           --------------------------------------------------

Date:
           --------------------------------------------------


By:
           --------------------------------------------------

Title:
           --------------------------------------------------

Date:
           --------------------------------------------------

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY                       Exhibit A


                                 CERTIFICATIONS

I, Joseph Haskins, Jr., certify that:

1.   I have reviewed this report on Form 10-KSB of Harbor Bankshares
     Corporation.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicted in this report whether or not their significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       /s/ Joseph Haskins, Jr.
March 17, 2003                         ____________________________________
                                       Joseph Haskins, Jr.
                                       Chairman and Chief Executive Officer

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY                       Exhibit A


                                 CERTIFICATIONS

I, Teodoro J. Hernandez, Jr., certify that:

1.   I have reviewed this report on Form 10-KSB of Harbor Bankshares
     Corporation.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicted in this report whether or not their significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       /s/ Teodoro J. Hernandez
March 17, 2003                         ____________________________________
                                       Teodoro J. Hernandez,
                                       Treasurer

                          HARBOR BANKSHARES CORPORATION
                                AND SUBSIDIARIES

                               REPORT ON AUDITS OF
                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                           DECEMBER 31, 2002 AND 2001

   No extracts from this report may be published without our written consent.

                                Stegman & Company

                                TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS                                          Page
                                                                          ------

   Balance Sheets                                                         1 - 2

   Statements of Income                                                     3

   Statements of Changes in Stockholders' Equity                            4

   Statements of Cash Flows                                               5 - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                7 - 29

[LOGO] STEGMAN & COMPANY

                          INDEPENDENT AUDITORS' REPORT

Audit Committee of the Board of Directors and Stockholders
   of Harbor Bankshares Corporation
Baltimore, Maryland

     We have audited the accompanying consolidated balance sheets of Harbor Bankshares Corporation and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the management of Harbor Bankshares Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbor Bankshares Corporation and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                              STEGMAN & COMPANY

Baltimore, Maryland
January 17, 2003

    Suite 200, 405 East Joppa Road, Baltimore, Maryland 21286 * 410-823-8000
            * 1-800-686-3883 * Fax: 410-296-4815 * www.stegman.com *

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                     ASSETS

                                                             2002           2001
                                                         ------------   ------------
Cash and due from banks                                  $  7,273,439   $  6,992,077

Federal funds sold                                         12,653,002     10,553,426

Interest bearing deposits in other banks                    2,300,000      1,161,517

Investment securities:
   Held to maturity - at amortized cost (fair value of
      $2,188,910 in 2002 and $2,121,120 in 2001)            2,057,205      2,064,156

   Available for sale - at fair value                      53,626,729     48,932,420
                                                         ------------   ------------

      Total investment securities                          55,683,934     50,996,576
                                                         ------------   ------------

Loans                                                     121,571,331    106,806,899

Allowance for loan losses                                  (1,048,671)      (959,574)
                                                         ------------   ------------

      Net loans                                           120,522,660    105,847,325
                                                         ------------   ------------

Premises and equipment, net                                   985,018        995,609

Federal Home Loan Bank of Atlanta stock - at cost             600,000        600,000

Goodwill                                                    2,506,226      2,506,226

Other intangible assets                                       716,336             --

Accrued interest receivable                                 1,188,469      1,077,140

Bank-owned life insurance                                   3,679,501      3,500,335

Deferred income taxes                                          55,735        552,898

Other assets                                                2,069,599      1,802,533
                                                         ------------   ------------

      TOTAL ASSETS                                       $210,233,919   $186,585,662
                                                         ============   ============

See accompanying notes.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             2002          2001
                                                         ------------   ------------
LIABILITIES:
   Deposits:
      Noninterest bearing demand                         $ 27,419,881   $ 19,979,053
      Interest bearing transaction accounts                21,845,806     21,205,840
      Savings                                              88,910,645     75,330,105
      Time, $100,000 or more                               25,842,052     29,221,626
      Other time                                           29,275,363     25,794,564
                                                         ------------   ------------
         Total deposits                                   193,293,747    171,531,188
   Accrued interest payable                                   319,508        538,383
   Long-term debt                                           1,943,334      2,000,000
   Other liabilities                                          527,997        274,712
                                                         ------------   ------------

         Total liabilities                                196,084,586    174,344,283
                                                         ------------   ------------

STOCKHOLDERS' EQUITY:
   Common stock (par value $0.01):
      Authorized 10,000,000 shares; issued 735,813
         and 721,965, including 33,333 and 33,795
         common non-voting at December 31, 2002
         and 2001, respectively                                 7,357          7,219
      Paid-in capital                                       7,204,280      6,986,078
      Retained earnings                                     6,435,464      5,538,547
      Accumulated other comprehensive income
         gain (loss)                                          502,232       (290,465)
                                                         ------------   ------------

         Total stockholders' equity                        14,149,333     12,241,379
                                                         ------------   ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                       $210,233,919   $186,585,662
                                                         ============   ============

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                          2002          2001
                                                       -----------   -----------
INTEREST INCOME:
   Interest and fees on loans                          $ 9,123,522   $ 9,287,266
   Interest on investments - taxable                     2,153,695     3,500,910
   Interest on deposits in other banks                      63,279        47,749
   Interest on federal funds sold                          274,015       731,248
   Other interest income                                    32,584        41,886
                                                       -----------   -----------

      Total interest income                             11,647,095    13,609,059
                                                       -----------   -----------

INTEREST EXPENSE:
   Interest bearing transaction accounts                    61,834       132,015
   Savings                                               1,144,913     2,518,970
   Time, $100,000 or more                                  914,422     1,675,514
   Other time                                            1,140,035     1,496,596
   Notes payable                                           141,213       141,556
   Interest on short-term borrowings                            --         8,553
                                                       -----------   -----------

      Total interest expense                             3,402,417     5,973,204
                                                       -----------   -----------

NET INTEREST INCOME                                      8,244,678     7,635,855

PROVISION FOR LOAN LOSSES                                  340,000       399,996
                                                       -----------   -----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                       7,904,678     7,235,859
                                                       -----------   -----------

NONINTEREST INCOME:
   Service charges on deposit accounts                     910,473       965,095
   Other service charges                                   592,361       658,727
   Gain on sale of securities                              226,355       197,072
   Gain on sales of loans                                   54,015        45,341
   Awards and grants                                       214,483       229,053
   Loan servicing fees                                      25,865        27,350
   Other income                                            197,203       206,851
                                                       -----------   -----------

      Total noninterest income                           2,220,755     2,329,489
                                                       -----------   -----------

NONINTEREST EXPENSES:
   Salaries and employee benefits                        4,229,792     3,989,234
   Occupancy expense of premises                           785,212       777,500
   Equipment expense                                       477,673       654,061
   Data processing fees                                    975,914       918,231
   Professional fees                                       207,787       199,069
   Goodwill amortization                                        --       331,272
   Amortization of intangible assets                        46,615            --
   Other expenses                                        1,852,527     1,657,374
                                                       -----------   -----------

      Total noninterest expense                          8,575,520     8,526,741
                                                       -----------   -----------

INCOME BEFORE INCOME TAXES                               1,549,913     1,038,607

APPLICABLE INCOME TAXES                                    472,621       308,729
                                                       -----------   -----------

NET INCOME                                             $ 1,077,292   $   729,878
                                                       ===========   ===========

BASIC EARNINGS PER SHARE                               $      1.47   $      1.02
                                                       ===========   ===========

DILUTED EARNINGS PER SHARE                             $      1.43   $       .99
                                                       ===========   ===========

See accompanying notes.

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                    Accumulated
                                                                                       Other
                                                                                   Comprehensive      Total
                                              Common       Capital     Retained        Income      Stockholders'
                                               Stock       Surplus     Earnings        (Loss)         Equity
                                            ----------   ----------   ----------   -------------   -------------
Balance at January 1, 2001                    $6,897     $6,500,537   $4,808,669    $(1,070,026)    $10,246,077

Comprehensive income:
   Net income                                     --             --      729,878             --         729,878
   Unrealized gains on securities
      available-for-sale, net of taxes            --             --           --        779,561         779,561
                                                                                                    -----------

      Total comprehensive income                                                                      1,509,439

   Sales of common stock                          28         41,936           --             --          41,964
   Exercise of stock options                     294        443,605           --             --         443,899
                                              ------     ----------   ----------    -----------     -----------

Balance at December 31, 2001                   7,219      6,986,078    5,538,547       (290,465)     12,241,379

Comprehensive income:
   Net income                                     --             --    1,077,292             --       1,077,292
   Unrealized gains on securities
      available-for-sale, net of taxes            --             --           --        792,697         792,697
                                                                                                    -----------

      Total comprehensive income                                                                      1,869,989

   Stock dividend                                 98        176,482     (176,580)            --              --
   Payment of cash dividends                      --             --       (3,795)            --          (3,795)
   Common stock issued as compensation            40         41,720           --             --          41,760
                                              ------     ----------   ----------    -----------     -----------

Balance at December 31, 2002                  $7,357     $7,204,280   $6,435,464    $   502,232     $14,149,333
                                              ======     ==========   ==========    ===========     ===========

See accompanying notes.

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                  2002           2001
                                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $  1,077,292   $    729,878
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                487,150        941,558
      Provision for loan losses                                                    340,000        399,996
      Common stock issued as compensation                                           64,246             --
      Deferred income taxes                                                         88,805       (128,052)
      Increase in cash surrender value of life insurance                          (179,166)      (188,268)
      Gains on sales of loans                                                      (54,015)       (45,341)
      Gain on sale securities                                                     (226,355)      (197,072)
      Origination of loans held for sale                                        (4,045,571)    (4,643,621)
      Proceeds from sales of loans held for sale                                 4,099,586      4,688,962
      (Increase) decrease in accrued interest receivable and other assets       (1,260,534)       261,424
      Increase (decrease) in accrued interest payable and other liabilities         32,734       (175,877)
                                                                              ------------   ------------

         Net cash provided by operating activities                                 424,172      1,643,587
                                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in deposits at other banks                                      (1,138,483)      (520,163)
   Purchases of investment securities held to maturity                                  --     (2,040,530)
   Purchases of investment securities available for sale                       (45,411,260)   (71,311,142)
   Proceeds from sales, maturities and principal payments of
      investment securities available-for-sale                                  15,342,008     22,438,448
   Proceeds from called securities available-for-sale                           26,850,003     56,000,000
   Net (increase) decrease in loans                                            (14,901,929)     5,590,982
   Proceeds from sales of other real estate owned                                       --         62,000
   Purchase of other real estate owned                                             (55,727)       (39,000)
   Purchases of premises and equipment - net                                      (429,944)      (237,527)
                                                                              ------------   ------------

         Net cash (used) provided by investing activities                      (19,745,332)     9,943,068
                                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                     21,762,559      2,249,464
   Proceeds from sale of common stock                                                   --        485,863
   Cash dividends paid                                                              (3,795)            --
   Repayment of long-term debt                                                     (56,666)            --
   Net decrease in short-term borrowings                                                --     (2,000,000)
                                                                              ------------   ------------

         Net cash provided by financing activities                              21,702,098        735,327
                                                                              ------------   ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                            2,380,938     12,321,982

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  17,545,503      5,223,521
                                                                              ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $ 19,926,441   $ 17,545,503
                                                                              ============   ============

Harbor Bankshares Corporation

For the Years Ended December 31, 2002 and 2001

                                                            2002         2001
                                                         ----------   ----------

Supplemental disclosure of cash flows information:

   Cash paid for income taxes                            $  495,107   $  308,729
                                                         ==========   ==========

   Cash paid for interest                                $3,621,292   $6,034,876
                                                         ==========   ==========

See accompanying notes.

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

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

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

          The accounting and reporting policies of the Corporation and its subsidiary conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2002. The following is a summary of the more significant accounting policies:

          Operating Segments

               An operating segment is defined as a component of an enterprise that engages in business activities that generates revenue and incurs expense, and the operating results of which are reviewed by management. The Corporation's business activities are currently confined to one operating segment which is community banking.

          Use of Estimates

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

          Cash and Cash Equivalents

               For purposes of the consolidated statements of cash flows, the Corporation considers all highly liquid debt instruments with original maturities of three months or less and money market funds to be cash equivalents.

          Investment Securities

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

               Discounts and premiums on purchased loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

          Allowance for Loan Losses

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

               The allowance formula is calculated by applying loss factors to corresponding categories of outstanding loans. Loss factors are based on the Corporation's historical loss experience. The use of these loss factors is intended to reduce the difference between estimated losses inherent in the portfolio and observed losses.

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

          Premises and Equipment

               Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, except for leasehold improvements which are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Useful lives range from three to seven years for furniture, fixtures and equipment and forty years for buildings. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred.

          Federal Home Loan Bank of Atlanta Stock

               The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Atlanta ("FHLB") in varying amounts based on balances of outstanding home loans and on amounts borrowed from the FHLB. Because no ready market exists for this stock and it has no quoted market value, the Bank's investment in this stock is carried at cost.

          Other Real Estate Owned (OREO)

               OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required are added to a valuation reserve. Gains and losses realized from the sale of OREO, as well as valuation adjustments, are included in noninterest income. Expenses of operation are included in noninterest expense. OREO of $69,700 and $14,000 as of December 31, 2002 and 2001, respectively, was included in other assets.

          Goodwill

               Goodwill represents the excess of the cost of assets acquired in business combinations accounted for under the purchase method over the fair value of the net assets at dates of acquisition and is periodically tested for impairment.

          Core Deposit Intangibles

               Upon acquiring the branches of another financial institution, the Bank engages an independent third party of experts to analyze and prepare a core deposit study. This study reflects the cumulative present value benefit of acquiring deposits versus an alternative source of funding. Based upon this analysis, the amount of the premium related to the core deposits of the business purchased is calculated along with the estimated life of the acquired deposits. The core deposit intangible is then amortized to expense over an approximate life of 9 years.

          Loan Servicing

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

          Bank-Owned Life Insurance

               The Bank is the beneficiary of insurance policies on the lives of officers and some employees of the Bank. The Bank has recognized the amount that could be realized under the insurance policies as an asset in the consolidated balance sheets.

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

          Earnings Per Share

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

          Stock Based Compensation

               The Corporation's stock-based compensation plan is accounted for based on the intrinsic value method set forth in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock options is generally not recognized if the exercise price of the option equals or exceeds the fair market value of the stock on the date of grant.

          Advertising

               Advertising costs are expensed as incurred. Advertising expense was $286,855 and $115,290 for the years ended December 31, 2002 and 2001, respectively.

          Awards and Grants

               Income from awards and grants represents awards from the Community Development Financial Institution Fund and is recognized when a definitive commitment from the federal government agency is received.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

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

          In June 2002, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs and is effective for the fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Corporation's consolidated financial statements.

          In August 2002, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 amends SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard did not have a material impact on results of operations, financial position or liquidity.

          In April 2002, the Financial Accounting Standards Board issued SFAS 145, which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS 4 and SFAS 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in APB Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. The statement also rescinds SFAS 44 related to the accounting for intangible assets for motor carriers and amends SFAS 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as such. The changes required by SFAS 145 are not expected to have a material impact on results of operations, financial position, or liquidity.

          In July 2002, the Financial Accounting Standards Board issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which becomes effective for the Corporation beginning January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the Company for such cost. Applicable costs include employee termination benefits, contract termination costs, and costs to consolidate facilities or relocate employees. SFAS 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity.

          On October 1, 2002, the Financial Accounting Standards Board issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which amends certain provisions of SFAS No. 72, SFAS No. 144, and FASB Interpretation No. 9. SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and requires that such acquisitions be accounted for in accordance with SFAS No. 141, Business Combinations. If the acquisition meets the definition of a business combination, it shall be accounted for by the purchase method in accordance with the provisions of SFAS No. 141. Any goodwill that results will be accounted for in accordance with the provisions of SFAS No. 142. If the acquisition does not meet the definition of a business combination, the cost of the assets acquired shall be allocated to the individual assets acquired and liabilities assumed based on their relative fair values and shall not give rise to goodwill.

          In addition, this proposed statement would amend SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit-cardholder intangible assets. Accordingly, those intangible assets would be subject to the same undiscounted cash flow recoverability tests and impairment loss recognition and measurement provisions that SFAS No. 144 requires for long-term tangible assets and other finite-lived intangible assets that are held and used.

          Existing unidentifiable intangible assets, as that term is defined in SFAS No. 72, previously recognized under the provisions of SFAS No. 72 shall continue to be amortized (consistent with the existing clarifying provisions of Emerging Issues Task Force Topic D-100) unless the transaction in which the intangible asset arose meets the definition of a business combination.

          Management believes its 1995 branch office acquisition meets the definition of a business combination and has discontinued amortizing the intangible, subject to periodic review for impairment.

          In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123's fair value method of accounting, if a company so elects. The Corporation will not adopt the fair value method of recording stock options under SFAS 123 and, accordingly, this standard will not have a material impact on results of operations, financial position or liquidity.

4.   BRANCH ACQUISITION

          On April 29, 2002, the Bank acquired the branch facility and related business of another commercial bank. The purchase method transaction involved the assumption of deposits and acquisitions of assets as follows (in thousands):

Deposits assumed (at fair value)                       $18,743,525
                                                       ===========
Assets acquired:
   Cash                                                $   136,375
   Loans receivable                                         12,433
   Premises and equipment                                   14,565
   Core deposit intangible                                 750,662
                                                       -----------

      Total                                            $   914,035
                                                       ===========

5.   RESTRICTIONS ON CASH AND DUE FROM BANKS

          The Bank is required by the Federal Reserve to maintain a reserve balance based principally on deposit liabilities. The balance maintained is included in cash and due from banks. The reserve balances kept at the Federal Reserve Bank as of December 31, 2002 were $232,000.

6.   INVESTMENT SECURITIES

          The amortized cost and estimated fair values of investments securities are as follows:

                                                           Gross        Gross
                                            Amortized    Unrealized   Unrealized    Estimated
                                              Cost         Gains        Losses     Fair Value
                                           -----------   ----------   ----------   -----------
Balance at December 31, 2002
Available for sale:
   U.S. Treasury and government agencies   $46,839,253    $564,297        $--      $47,403,550
   Mortgage-backed securities                5,517,590     189,365         --        5,706,954
   State and municipals                        508,930       7,295         --          516,225
                                           -----------    --------        ---      -----------

      Total                                $52,865,773    $760,957        $--      $53,626,729
                                           ===========    ========        ===      ===========

Held to maturity:
   U.S. Government agencies                $ 2,012,675    $131,705        $--      $ 2,144,380
   Other                                        44,530          --         --           44,530
                                           -----------    --------        ---      -----------

      Total                                $ 2,057,205    $131,705        $--      $ 2,188,910
                                           ===========    ========        ===      ===========

                                                            Gross        Gross
                                            Amortized    Unrealized    Unrealized    Estimated
                                               Cost         Gains        Losses     Fair Value
                                           -----------   -----------   ----------   -----------
Balance at December 31, 2001
Available for sale:
   U.S. Treasury and government agencies   $41,227,200     $160,858    $(457,068)   $40,930,990
   Mortgage-backed securities                7,633,242       10,382     (149,848)     7,493,776
   State and municipals                        512,076           --       (4,422)       507,654
                                           -----------     --------    ---------    -----------

      Total                                $49,372,518     $171,240    $(611,338)   $48,932,420
                                           ===========     ========    =========    ===========

Held to maturity:
   U.S. Government agencies                $ 2,018,656     $ 56,964    $      --    $ 2,075,620
   Other                                        45,500           --           --         45,500
                                           -----------     --------    ---------    -----------

      Total                                $ 2,064,156     $ 56,964    $      --    $ 2,121,120
                                           ===========     ========    =========    ===========

          The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or repay obligations without call or prepayment penalties.

                                                   Amortized       Fair
                                                      Cost         Value
                                                  -----------   -----------
Available for sale:
   Due after one year through five years          $35,348,183   $35,786,015
   Due after five years through ten years          12,000,000    12,133,760
   Mortgage-backed securities                       5,517,590     5,706,954
                                                  -----------   -----------

      Total                                       $52,865,773   $53,626,729
                                                  ===========   ===========

Held to maturity:
   Due after one year through five years          $ 2,012,675   $ 2,144,380
   Due after ten years                                 44,530        44,530
                                                  -----------   -----------

      Total                                       $ 2,057,205   $ 2,188,910
                                                  ===========   ===========

          During the year ended December 31, 2002 available-for-sale securities were sold resulting in gross proceeds of $13,000,000 and gross gains of $226,356. During 2001, the gross proceeds for the sale of available securities were $22,438,448 and gains of $197,072.

          Securities with a fair value of $17,492,830 at December 31, 2002 have been pledged as collateral for money market and certificate of deposit accounts.

7.   LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition of loans, net of unearned income at December 31 is as follows:
                                                     2002           2001
                                                 ------------   ------------

Real estate                                      $ 78,855,951   $ 71,961,877
Commercial                                         30,964,151     23,125,985
Consumer                                           10,828,437     10,612,351
Credit card loans                                     922,792      1,106,686
                                                 ------------   ------------

                                                 $121,571,331   $106,806,899
                                                 ============   ============

          Transactions in the allowance for loan losses are summarized as follows:

                                               2002         2001
                                            ----------   ---------

Balance at January 1                        $  959,574   $ 732,636
                                            ----------   ---------
Provision charged to operating expense         340,000     399,996
                                            ----------   ---------
Loans charged-off                             (314,004)   (246,168)
Recovery on loans previously charged-off        63,101      73,110
                                            ----------   ---------
   Net loans charged-off                      (250,903)   (173,058)
                                            ----------   ---------

Balance at December 31                      $1,048,671   $ 959,574
                                            ==========   =========

          Information with respect to impaired loans at December 31, 2002 and 2001 and for the years then ended is as follows:

                                                         2002        2001
                                                      ----------   --------
Impaired loans with a valuation allowance             $  313,302   $285,574
Impaired loans without a valuation allowance              96,052    363,687
                                                      ----------   --------

      Total impaired loans                            $  409,354   $649,261
                                                      ==========   ========

Allowance for loan losses related to impaired loans $ 54,953 $ 70,059 Allowance for loan losses related to other than
   impaired loans                                        993,718    889,515
                                                      ----------   --------

      Total allowance for loan losses                 $1,048,671   $959,574
                                                      ==========   ========

Average impaired loans for the year                   $  413,593   $756,213
                                                      ==========   ========

          Approximately $22,056 and $42,123 of interest income was recognized on average impaired loans for the years ended December 31, 2002 and 2001, respectively. Interest income recognized on impaired loans on a cash basis during 2002 and 2001 was immaterial.

          The Bank has sold certain real estate mortgage loans without recourse and in some cases retained the related servicing rights. The principal balances of these serviced loans, which are not included in the accompanying consolidated balance sheets, totaled $4,045,571 and $8,419,720 at December 31, 2002 and 2001, respectively. There were no loans held for sale at December 31, 2002 and 2001.

          At December 31, 2002 and 2001 the net carrying amount of mortgage servicing rights was $12,289 and $31,640, respectively, which approximated fair value and are included in other intangible assets.

          The Bank has granted loans to certain officers and directors of the Bank and their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $3,546,765 and $5,585,520 at December 31, 2002 and 2001, respectively. During 2002, $1,151,892 of new loans were made while repayments totaled $3,190,647. During 2001, $2,125,070 of new loans were made while repayments totaled $5,383,333.

8.   PREMISES AND EQUIPMENT

          The major classes of premises and equipment at December 31 are summarized as follows:

                                                       2002         2001
                                                    ----------   ----------

Land                                                $   30,000   $   30,000
Buildings                                              129,510      129,510
Furniture, fixtures and equipment                    2,728,890    3,008,180
Leasehold improvements                                 524,570      626,587
                                                    ----------   ----------
                                                     3,412,970    3,794,277
   Less accumulated depreciation and amortization    2,427,952    2,798,668
                                                    ----------   ----------

      Total                                         $  985,018   $  995,609
                                                    ==========   ==========

          Depreciation expense was $440,535 and $588,293 for the years ended December 31, 2002 and 2001.

          The Bank leases branch and office facilities. The lease agreements provide for the payment of utilities and taxes by the lessee. Future minimum payments for each of the five succeeding years under noncancelable operating leases consisted of the following at December 31, 2002:

2003         $636,061
2004          628,950
2005          557,894
2006          518,113
2007          476,005
Thereafter    918,857

          Total rental expense under operating leases amounted to $464,191 and $482,119 for the years ended December 31, 2002 and 2001, respectively.

9.   GOODWILL AND OTHER INTANGIBLE ASSETS

          Upon adoption of SFAS 147, the Corporation reclassified its unidentifiable intangible asset to goodwill. The reclassification was retroactive to January 1, 2002 and allowed for the cessation of amortization for the year ended December 31, 2002. The following table shows the proforma effects of the adoption of SFAS 147:

                                                   2002        2001
                                                ----------   --------
Goodwill amortization:
   Pretax                                       $       --   $331,272
   After-tax                                            --    203,335

Net income:
   Reported                                      1,077,292    729,878
   Add back:  after-tax goodwill amortization           --    203,335
                                                ----------   --------

   Adjusted                                     $1,077,292   $933,213
                                                ==========   ========

                                                          2002     2001
                                                          -----   -----
Basic net income per share:
   Reported                                               $1.47   $1.02
   Add back: after-tax goodwill amortization per share      .00     .28
                                                          -----   -----

   Adjusted                                               $1.47   $1.30
                                                          =====   =====

Diluted net income per share:
   Reported                                               $1.43   $ .99
   Add back: after-tax goodwill amortization per share      .00     .28
                                                          -----   -----

      Adjusted                                            $1.43   $1.27
                                                          =====   =====

          Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

          The Corporation has a finite-lived core deposit intangible asset created in 2002 which is being amortized over a 9-year period beginning in 2002. Annual amortization expense related to this intangible will be $62,153 per year through 2010 and $15,538 in 2011.

10.  TIME DEPOSITS

          At December 31, 2002, time deposits with a remaining maturity of one year or more amounted to $12,444,804. Maturities of all time deposits are as follows:

2004         $6,522,475
2005         $2,473,188
2006         $1,414,568
2007         $1,978,571
Thereafter   $   56,002

          Deposits are the Company's primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the margin.

11.  INCOME TAX

          The Corporation's provision for income taxes for the years ended December 31, is summarized as follows:

                                    2002       2001
                                  --------   ---------
Taxes currently payable           $383,816   $ 436,781
Deferred taxes (benefit)            88,805    (128,052)
                                  --------   ---------

Income tax expense for the year   $472,621   $ 308,729
                                  ========   =========

          A reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Corporation is as follows:

                                                    2002   2001
                                                    ----   ----

Federal income tax rate                             34.0%  34.0%
Increase (decrease) resulting from:
   Increase in value of bank-owned life insurance   (4.1)  (6.6)
   Other                                              .8    2.3
                                                    ----   ----

Effective tax rate                                  30.7%  29.7%
                                                    ====   ====

          Significant components of the Corporation's deferred tax liabilities and assets at December 31 are as follows:

                                                  2002        2001
                                                ---------   --------
Deferred tax liabilities:
   Prepaid expenses                             $      --   $ 10,244
   Intangible assets                              108,127         --
                                                ---------   --------

       Total gross deferred tax liabilities       108,127     10,244
                                                ---------   --------

Deferred tax assets:
   Allowance for loan losses                      216,204    241,653
   Deferred loan origination fees                  25,274     36,957
   Depreciation                                   101,513    136,707
   Deferred compensation                           79,596     58,886
                                                ---------   --------

       Total gross deferred tax assets            422,587    474,203
                                                ---------   --------

Attributable to operations                        314,460    403,265
Unrealized (gain) loss on investments charged
   to other comprehensive income                 (258,725)   149,633
                                                ---------   --------

Deferred income taxes                           $  55,735   $552,898
                                                =========   ========

12.  SHORT-TERM BORROWINGS

          Short-term borrowings consist entirely of an advance from the Federal Home Loan Bank ("FHLB"). Information related to these advances for the years ended December 31, 2002 and 2001 is as follows:

                                                2002      2001
                                                ----   ----------

Balance at December 31                           $--   $       --
Maximum amount outstanding at any month-end       --    2,000,000
Daily average amount outstanding                  --      137,000
Weighted daily average interest rate              --         6.24%
Weighted average interest rate at December 31     --           --

          The FHLB advances are collateralized by a blanket lien on all 1 - 4 family residential mortgage loans. As of December 31, 2002, the Bank had an unused available line of credit of $21,023,400.

13.  LONG-TERM DEBT

          Long-term debt consists of the following at December 31, 2002 and 2001:

                                                    2002         2001
                                                 ----------   ---------

Note payable - due July 1, 2012. Interest only
   payments from August 10, 2001 to August 1,
   2002. From August 2002 to July 2012, equal
   principal monthly and interest payments of
   $23,087 to maturity. Interest rate is fixed
   at 7.0% for the term of the note.             $1,943,334   $2,000,000
                                                 ==========   ==========

14.  EMPLOYEE BENEFIT PLANS

     .    Stock Options

               The Corporation has stock option award arrangements which provide for the granting of options to acquire common stock to directors and key employees. Option prices are equal to or greater than the estimated fair market value of the common stock at the date of the grant. Options are generally exercisable immediately after the date of the grant.

               A summary of the Corporation's stock options as of December 31, 2002 and 2001 and changes during the years ended on those dates is presented below:

                                                  2002                 2001
                                           ------------------   ------------------
                                                     Weighted             Weighted
                                                      Average              Average
                                                     Exercise             Exercise
                                           Shares     Price     Shares     Price
                                           -------   --------   -------   --------
Outstanding at the beginning of the year   156,685    $15.26    195,828    $15.18
Granted                                      4,457     17.35      4,307     17.00
Exercised                                   (2,664)    14.87    (29,398)    14.80
Forfeited                                  (12,766)    15.62    (14,052)    14.80
                                           -------              -------
Outstanding at end of year                 145,712     15.33    156,685     15.26
                                           =======              =======

Options exercisable at year-end            145,712    $15.33    156,685    $15.26
                                           =======              =======

Weighted average fair value of options
  granted during the year                             $ 7.75               $ 7.76
                                                      ======               ======

               The following table summarizes information about stock options outstanding at December 31, 2002:

                    Options Outstanding and Exercisable
                   ------------------------------------
                                  Weighted-
                                   Average    Weighted-
                                  Remaining    Average
    Exercise         Number         Life      Exercise
  Price Range      Outstanding     (Years)      Price
----------------   -----------   ----------   ---------

$ 9.87 to $14.00       1,013        2.96       $ 9.87
$14.80 to $15.24     116,436        3.68       $14.83
$15.75 to $17.35      28,263        7.06       $16.17

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

               The following weighted average assumptions were used for the years ended December 31, 2002 and 2001:

                            2002    2001
                            -----   -----

Dividend yield                .00%    .00%
Expected volatility         20.00%  20.00%
Risk-free interest rate      4.87%  5.106%
Expected lives (in years)   10      5

               For purpose of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS No. 123 for pro forma disclosure in the current year are not necessarily representative of the effects on pro forma net income for future years.

               Options under the Plans are granted with an exercise price equal to the fair value of the shares of the date of grant. As allowed by SFAS No. 123, the Corporation has elected to continue applying APB Opinion No. 25. Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined consistent with SFAS No. 123, the Corporation's net income and earnings per share on a pro forma basis in 2002 and 2001 would have been as set out below follows:

                                           2002        2001
                                        ----------   --------

Net income - as reported                $1,077,292   $729,878

Deduct: Total stock-based employee
   compensation determined under fair
   value based method for all awards,
   net of related income tax effects       (21,202)   (20,517)
                                        ----------   --------

Pro forma net income                    $1,056,090   $709,361
                                        ==========   ========

                                                 2002    2001
                                                -----   -----

Earnings per share:
   Basic - as reported                          $1.47   $1.02
                                                =====   =====
   Basic - pro forma                            $1.44   $ .99
                                                =====   =====
   Diluted - as reported                        $1.43   $ .99
                                                =====   =====
   Diluted - pro forma                          $1.40   $ .96
                                                =====   =====

          Profit Sharing Retirement Savings Plan

               The Corporation has established a defined contribution plan covering employees meeting certain age and service eligibility requirements. The plan provides for cash deferrals qualifying under Section 401(k). Matching contributions made by the Corporation totaled $55,766 and $54,842 for the years ended December 31, 2002 and 2001, respectively.

          Deferred Compensation

               The Bank has entered into deferred compensation agreements with two of its executive officers. Under the agreements, the Bank is obligated to provide for each such officer or his beneficiaries, during a period of fifteen years after the employee's death, disability or retirement, annual benefits ranging from $90,000 to $200,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The expense incurred for this plan for the years ended December 31, 2002 and 2001 was $81,630 and $121,980, respectively. The Bank is the beneficiary of life insurance policies, with aggregate cash surrender value of $3,679,501 at December 31, 2002, that was purchased as a method of partially financing benefits under this plan.

15.  CONCENTRATIONS OF CREDIT RISK

          Real estate loans comprise $78,855,951 and $71,961,877 of the total loan portfolio at December 31, 2002 and 2001, respectively. All real estate mortgage loans are collateralized by real property and/or other assets.

16.  CONTINGENT LIABILITIES

          The Corporation and its subsidiary at times, and in the ordinary course of business, are subject to legal actions. Management does not believe the outcome of such matters will have a material adverse effect on the financial condition, results of operations, or cash flows of the Corporation.

17.  REGULATORY MATTERS

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

          Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2002, the capital levels of the Corporation and the Bank exceed all minimum capital adequacy requirements to which they are subject.

          The Corporation's and the Bank's actual capital amounts and ratios are also presented in the table: (in thousands)

                                                                                              To Be Well
                                                                                           Capitalized Under
                                                                        For Capital        Prompt Corrective
                                                        Actual       Adequacy Purposes     Action Provisions
                                                   ---------------   ------------------   ------------------
                                                                     Minimum   Required   Minimum   Required
                                                   Amount    Ratio    Amount     Ratio     Amount     Ratio
                                                   -------   -----   -------   --------   -------   --------
As of December 31, 2002:
   Total Capital (to risk-weighted total assets)
      Harbor Bankshares Corporation                $11,485    9.12%  $10,069     8.0%     $12,586    10.0%
      Harbor Bank of Maryland                       13,380   10.63%   10,069     8.0%      12,586    10.0%

   Tier 1 Capital (to risk weighted assets)
      Harbor Bankshares Corporation                 10,437    8.29%    5,035     4.0%       7,552     6.0%
      Harbor Bank of Maryland                       12,332    9.80%    5,035     4.0%       7,552     6.0%

   Tier 1 Capital (to average assets)
      Harbor Bankshares Corporation                 10,437    5.18%    8,056     4.0%      10,070     5.0%
      Harbor Bank of Maryland                       12,332    6.12%    8,056     4.0%      10,070     5.0%

As of December 31, 2001:
   Total Capital (to risk-weighted total assets)
      Harbor Bankshares Corporation                $10,984    9.71%   $9,043     8.0%     $11,308    10.0%
      Harbor Bank of Maryland                       12,936   11.44%    9,043     8.0%      11,304    10.0%

   Tier 1 Capital (to risk weighted assets)
      Harbor Bankshares Corporation                 10,025    8.87%    4,522     4.0%       6,782     6.0%
      Harbor Bank of Maryland                       11,997   10.61%    4,522     4.0%       6,783     6.0%

   Tier 1 Capital (to average assets)
      Harbor Bankshares Corporation                 10,025    5.13%    7,823     4.0%       9,775     5.0%
      Harbor Bank of Maryland                       11,997    6.13%    7,823     4.0%       9,779     5.0%

          Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2001, the Bank could have paid additional dividends of $6,605,791 to its parent company without regulatory approval.

18.  EARNINGS PER SHARE

          Basic and diluted net income per common share calculations for the years ended December 31, 2002 and 2001 are as follows:

                                                    2002        2001
                                                 ----------   --------

BASIC:
   Net income                                    $1,077,292   $729,878
                                                 ----------   --------

   Average common shares outstanding                731,974    716,835
                                                 ----------   --------

   Net income per common share - basic           $     1.47   $   1.02
                                                 ==========   ========

DILUTED:
   Net income                                    $1,077,292   $729,878
                                                 ----------   --------

   Average common shares outstanding                731,974    716,835

   Stock option adjustment                           21,663     19,690
                                                 ----------   --------

   Average common shares outstanding - diluted      753,637    736,525
                                                 ----------   --------

   Net income per common share - diluted         $     1.43   $    .99
                                                 ==========   ========

          Basic net income per common share is calculated by dividing net income by the weighted- average number of common shares outstanding for the period.

          The calculation of weighted average shares outstanding has given retroactive effect of the stock dividend declared in 2002 to all periods shown.

          Diluted net income per common shares takes into consideration the pro forma dilution assuming the Corporation's outstanding in-the-money stock options were converted or exercised into common shares. The average price of the Corporation's common stock for the period is used to determine the dilutive effect of outstanding stock options. As of December 31, 2002 all of the Corporation's 145,712 outstanding stock options were considered to be in the money.

19.  COMPREHENSIVE INCOME

          The following table summarizes the related tax effect of unrealized gains (losses) on securities available-for-sale, with the net amount included in "Accumulated Other Comprehensive Income (Loss)", as shown in the Consolidated Statement of Changes in Stockholders' Equity:

                                                          2002                                2001
                                          ----------------------------------   ----------------------------------
                                                          Tax                     Tax
                                            Pretax     (Expense)       Net       Pretax     (Expense)      Net
                                            Amount      Benefit      Amount      Amount      Benefit      Amount
                                          ----------   ---------   ---------   ----------   ---------   ---------
Unrealized gains (losses) on securities
   available-for-sale:
   Unrealized holding gains (losses)
      arising during the year             $1,427,411   $(485,320)  $ 942,091   $1,378,226   $(468,597)  $ 909,629
   Reclassification adjustment for
      (gains) losses included in
      net income                            (226,355)     76,961    (149,394)    (197,072)     67,004    (130,068)
                                          ----------   ---------   ---------   ----------   ---------   ---------

         Total                            $1,201,056   $(408,359)  $ 792,697   $1,181,154   $(401,593)  $ 779,561
                                          ==========   =========   =========   ==========   =========   =========

20.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

          Loan and credit line commitments, totaled $22,287,000 at December 31, 2002 and $25,323,000 at December 31, 2001. These commitments are contingent upon continuing customer compliance with the terms of the agreement.

          Commercial letters of credit, totaling $1,469,927 at December 31, 2002 and $760,361 at December 31, 2001, are obligations to make payments under certain conditions to meet contingencies related to customers' contractual agreements. They are primarily used to guarantee a customer's contractual and/or financial performance, and are seldom exercised.

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

          Cash and Due from Banks and Federal Funds Sold

               The carrying amount approximated fair value.

          Interest-Bearing Deposits in Other Banks

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

          FHLB of Atlanta Stock

               Due to its restrictive nature, the fair value of FHLB of Atlanta Stock approximates its carrying value.

          Accrued Interest Receivable

               The carrying amount reported in the consolidated balance sheets is a reasonable estimate of fair value.

          Bank-Owned Life Insurance

               The carrying amount reported in the consolidated balance sheets represents cash to be received on the surrender value of life insurance policies and is a reasonable estimate of value.

          Deposits

               The fair value for demand deposits is, by definition, equal to the amount payable on demand at the reporting date. The carrying amounts for variable rate deposits and fixed-rate certificates of deposit that reprice within one year approximate their fair values at the reporting date. Fair values for longer-term fixed-rate certificates of deposit are estimated using discounted cash flow analysis that applies interest rates currently being offered on certificates.

          Accrued Interest Payable

               Accrued interest payable includes interest expensed but not yet paid for deposits and notes payable. The carrying amount approximates its fair value.

          Long-Term Debt

               Long-term debt is discounted on a cash flow approach based on market rates as of December 31, 2002 and 2001.

          Off-Balance Sheet Financial Instruments

               The fair value of loan commitments and letters of credit was estimated based upon the estimated amount of unamortized fees collected or paid incident to granting or receiving the commitment.

               The carrying values and estimated fair values of the Corporation's financial assets and liabilities are as follows:

                                       December 31, 2002            December 31, 2001
                                 ---------------------------   ---------------------------
                                                 Estimated                      Estimated
                                   Carrying         Fair         Carrying         Fair
                                     Value         Value          Value           Value
                                 ------------   ------------   ------------   ------------
Financial assets:
   Cash and due from banks       $  7,273,439   $  7,273,439   $  6,992,077   $  6,992,077
   Federal funds sold              12,653,002     12,653,002     10,553,426     10,553,426
   Interest bearing deposits
      in other banks                2,300,000      2,300,000      1,161,517      1,161,517
   Investment securities           55,683,934     55,815,639     50,996,576     51,053,540
   Loans, net of reserves         120,522,660    118,026,521    105,847,325    103,435,500
   FHLB of Atlanta stock              600,000        600,000        600,000        600,000
   Accrued interest receivable      1,188,469      1,188,469      1,077,140      1,077,140
   Bank-owned life insurance        3,679,501      3,679,501      3,500,335      3,500,335

Financial liabilities:
   Deposits                       193,293,747    192,841,751    171,531,188    171,290,300
   Accrued interest payable           319,508        319,508        538,383        538,383
   Long-term debt                   1,943,334      1,943,334      2,000,000      1,975,200

          Off-Balance Sheet Financial Assets

                                         2002                       2001
                               ------------------------   ------------------------
                                Estimated    Estimated     Estimated    Estimated
                                 Amount      Fair Value     Amount      Fair Value
                               -----------   ----------   -----------   ----------
Commitments to extend credit   $18,605,000   $  (47,250)  $15,586,000   $  (32,500)
Other unused commitments         3,682,000   $   (7,250)    9,747,000      (12,500)
Commercial letters of credit     1,469,927           --       760,361           --

22.  PARENT COMPANY ONLY FINANCIAL STATEMENTS

                            Condensed Balance Sheets

                                                           December 31,
                                                     -------------------------
                                                        2002          2001
                                                     -----------   -----------
Assets:
   Investment in bank subsidiary                     $16,044,654   $14,193,248
   Due from bank subsidiary                               48,013        48,131
                                                     -----------   -----------

      Total assets                                   $16,092,667   $14,241,379
                                                     ===========   ===========

Liabilities -
   Long-term debt                                    $ 1,943,334   $ 2,000,000

Stockholders' equity                                  14,149,333    12,241,379
                                                     -----------   -----------
      Total liabilities and stockholders' equity     $16,092,667   $14,241,379
                                                     ===========   ===========

                          Condensed Statement of Income

                                                     Years Ended December 31
                                                     -----------------------
                                                        2002        2001
                                                     ----------   ---------

Dividend from subsidiary                             $  201,675   $ 141,556
Interest and other expenses                            (212,009)   (141,556)
Income tax benefit                                       73,253      48,131
Equity in undistributed income of subsidiary          1,014,373     681,747
                                                     ----------   ---------

Net income                                           $1,077,292   $ 729,878
                                                     ==========   =========

                       Condensed Statements of Cash Flows

                                                            Years Ended December 31
                                                            ------------------------
                                                                2002         2001
                                                            -----------   ----------
Operating activities:
   Net income                                               $ 1,077,292   $  729,878
   Adjustment to reconcile net income to net
      cash provided by operating activities
   Change in other assets and liabilities, net                   (2,277)      47,459
   Equity in undistributed income of subsidiary              (1,014,373)    (681,747)
                                                            -----------   ----------

         Net cash provided by operating activities               60,642       95,590
                                                            -----------   ----------

Investing activities - Investment in subsidiary                      --     (581,453)
                                                            -----------   ----------

Financing activities:
   Repayment of long-term debt                                  (56,666)          --
   Proceeds from sale of common stock                                --      485,863
   Payments of cash dividends                                    (3,796)          --
                                                            -----------   ----------

         Net cash (used) provided by financing activities       (60,642)     485,863
                                                            -----------   ----------

Change in cash and cash equivalents                                  --           --

Cash and cash equivalents at beginning of year                       --           --
                                                            -----------   ----------

Cash and cash equivalents at end of year                    $        --   $       --
                                                            ===========   ==========

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

      Non-Performing Assets................................................- 3 -

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

NON INTEREST EXPENSES......................................................- 5 -
      Non-Interest Expenses Summary

APPLICABLE INCOME TAXES....................................................- 5 -

CREDIT RISK ANALYSIS.......................................................- 5 -

ASSET AND LIABILITY MANAGEMENT.............................................- 6 -

      Introduction.........................................................- 6 -

      Liquidity............................................................- 6 -

      Interest Rate Sensitivity............................................- 7 -

LONG AND SHORT TERM BORROWINGS.............................................- 7 -

CAPITAL RESOURCES..........................................................- 8 -

CHANGES IN FINANCIAL POSITION..............................................- 8 -

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

OTHER INFORMATION..........................................................- 9 -
      Recent Accounting Pronouncements.....................................- 9 -

SUPPLEMENT TO 2002 ANNUAL REPORT TO STOCKHOLDERS..........................- 10 -
      BOARD OF DIRECTORS..................................................- 10 -
      EXECUTIVE OFFICERS..................................................- 10 -
      ADVISORY BOARD......................................................- 10 -

STOCKHOLDER INFORMATION...................................................- 11 -

      MARKET SUMMARY OF STOCK.............................................- 11 -

      CASH DIVIDENDS......................................................- 11 -

      TRANSFER AGENT AND REGISTRAR........................................- 11 -

      SEC FORM 10-KSB.....................................................- 11 -

--------------------------------------------------------------------------------

Table of Exhibits

      A Consolidated Three-Year Statement: Average Balances, Yields/Rates, Income and Expense at December 31 for each of the three years from 2000 through 2002

      B Summary of Loan Loss Experience and Allocation of Allowance for Loan Losses

      C Interest Variance Analysis: A summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates

      D Other Financial Information at December 31, 2002 as to: 1) Maturities of Certificates of Deposit of $100,000 or more; 2) the Corporation's Loan Portfolio by Type of Loan; and 3) the Corporation's Investment Securities Portfolio Summary as of that date.

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

                 CONSOLIDATED FIVE-YEARS SELECTED FINANCIAL DATA
                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

(In thousands, except per share data)

                                                   Year ended December 31,
                                      ----------------------------------------------------
                                        2002       2001       2000       1999       1998
                                      --------   --------   --------   --------   --------
OPERATING DATA
Interest Income                       $ 11,647   $ 13,609   $ 13,665   $ 12,342   $ 11,083
Interest Expense                         3,402      5,973      6,199      5,718      5,143
                                      --------   --------   --------   --------   --------
Net Interest Income                      8,245      7,636      7,466      6,624      5,940
Provision for Loan Losses                  340        400        346        803        213
Other Operating Income                   2,220      2,329      1,841      1,470      1,302
Other Operating Expenses                 8,575      8,526      8,109      7,284      5,984
                                      --------   --------   --------   --------   --------
Income Before Taxes                      1,550      1,039        852          7      1,045
Income Taxes                               473        309        287          6        317
                                      --------   --------   --------   --------   --------
Net Income                            $  1,077   $    730   $    565   $      1   $    728
                                      ========   ========   ========   ========   ========
PER SHARE DATA
Net Income - Basic                    $   1.47   $   1.02   $    .81   $     --   $   1.05
Net Income - Diluted                      1.43        .99        .79         --         --
Cash and Stock Dividends                   .25         --         --        .25        .25
Book Value                            $  19.23   $  16.72   $  14.65   $  10.67   $  15.33

BALANCE SHEET DATA
Total Assets                          $210,234   $186,586   $184,517   $177,618   $184,723
Deposits                               193,294    171,531    169,282     165,54    167,482
Total Net Loans                        120,523    105,847    111,665    101,823     85,097
Total Stockholder's Equity              14,149     12,241     10,246      7,464     10,669
Return on Average Assets                   .54%       .37%       .32%        --        .50%
Return on Average Equity                   8.2%       6.2%       7.0%        --        6.9%
Tier 1 Regulatory Capital to Assets        5.0%       5.4%       4.6%       4.3%       3.9%
Dividend Payout Ratio %                   16.7%        --         --      117.0%      23.4%

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           Corporate Financial Review

OVERVIEW - 2002 COMPARED TO 2001

     All references to Harbor Bankshares Corporation (the "Corporation") should be interpreted to include The Harbor Bank of Maryland (the "Bank") whenever appropriate, or when specifically noted otherwise.

     The Corporation improved its performance for the year 2002 when compared to the prior year. Earnings for the year were $1.1 million compared to $730 thousand earned during 2001, an increase of $347 thousand or 47.5 percent.

     The Harbor Bank of Maryland achieved earnings of $1.2 million compared to $823 thousand for the prior year, an increase of $389 thousand or 47.3%.

     Returns on average assets (ROAA) and average equity (ROAE) for the Corporation were .54% and 8.21% respectively, compared to the .37% and 6.24% achieved during the prior year. The return on average assets for the Bank was ..61%, compared to .42% for the prior year.

NET-INTEREST INCOME

     Net interest income is the difference between interest income and related fees on earning assets and the interest expense incurred on deposits and other borrowings. Net interest income continued to be the Corporation's main source of earnings. Net interest income for 2002 increased by $609 thousand or 8.0 percent. The increase reflects the repricing of liabilities during 2002 and its beneficial effect on earnings.

     Total interest income decreased by $2.0 million or 14.4% to $11.6 million for 2002 when compared to the $13.6 million earned during 2001. Lower interest rates were the main reason for the decrease.

     Total interest expense also decreased by $2.6 million or 43.0% to $3.4 million in 2002 from $6.0 million in 2001. Lower interest rates resulted in lower interest expense due to the repricing of liabilities throughout the year.

     Net interest margin for 2002 was 4.51% compared to 4.36% for 2001.

     The table attached as Exhibit A compares the Corporation's consolidated average balances, interest income, interest expense and yields for a three-year period.

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES AND ASSET QUALITY

     For the year ended December 31, 2002, we recorded a $340 thousand provision for loan losses, compared to $400 thousand for the year ended December 31, 2001. Gross charge-offs totaled $314 thousand for the year ended December 31, 2002, as compared to the prior year total of $246 thousand. These charge-offs in 2002 primarily relate to credit cards and consumer and commercial loans.

     The allowance for loan losses as of December 31, 2002, was .86% of total loans and .89% at the end of the comparable 2001 period. The lower ratio reflects an increase in charge-offs and outstanding loan balances.

     Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and its underlying collateral, the mix of loans within the portfolio, delinquency trends, economic conditions, current and prospective trends in real estate values, and other relevant factors.

     The table below shows the non-performing assets for a five-year period:

Non-Performing Assets (in thousands except percentages)

                                        2002    2001   2000    1999     1998
                                       ------   ----   ----   ------   ------

Non-accrual Loans                      $  409   $620   $265   $1,003   $1,107
Accruing Loans past due 90 days
   or more                                746    135      6       47      547
Foreclosed Real Estate                     70     14     37      217      638
Total Non-performing Assets and
   past due Loans                       1,225    769    308    1,267    2,292
Total Non-performing Assets and
   past due Loans to year-end Assets      .58%   .41%   .17%     .71%     1.2%
Total Non-performing Loans to
   year-end Loans                        1.01%   .72%   .24%     1.0%     1.9%

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

     Our allowance for loan loss methodology is a loan classification-based system. We base the required reserve on a percentage of the loan balance for each type of loan and classification level. Watch, special mention, substandard and doubtful loans are reserved at 5.0%, 10.0%, 20.0% and 50.0%, respectively. Reserve percentages are based on each individual lending program, its loss history and underwriting characteristics including loan to value, credit score, debt coverage, collateral, and capacity to service debt. This analysis is used to validate the loan loss reserve matrix as well as assist in establishing overall lending direction.

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

NON-INTEREST INCOME

     Non-interest income decreased by $108 thousand or 4.9% to $2.2 million in 2002. ATM fees were $274 thousand for 2002, representing 12.3% of other operating income. Included in the 2002 non-interest income were $54 thousand of gains on sale of loans, a $214 thousand award from CDFI (Treasury Department), $26 thousand of servicing fees and a gain on sale of securities of $226 thousand. The 2001 non-interest income reflects a $45 thousand gain on sale of loans, a $229 thousand award from CDFI (Treasury Department), $27 thousand of servicing fees and a $197 gain on the sale of securities available for sale.

Non-Interest Income Summary (in thousands)

                                       2002     2001     2000     1999     1998
                                      ------   ------   ------   ------   ------

Service charges on deposit accounts   $  910   $  965   $1,069   $  845   $  609
ATM fees                                 274      166      147      155      336
Awards & Grants                          214      229      127       --       --
Gain on sale of real estate               --       --       --      112       --
Gain on sale of loans                     54       45       11        7       --
Gain on sale of securities               226      197       --       --       26
Servicing fees                            26       27       46       32       42
Other non-interest income                517      700      441      319      289
                                      ------   ------   ------   ------   ------
Total non-interest income             $2,221   $2,329   $1,841   $1,470   $1,302
                                      ======   ======   ======   ======   ======

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

NON-INTEREST EXPENSES

     Non-interest expenses of $8.6 million in 2002 increased by $48 thousand or ..56% when compared to the prior year. Salaries and benefits of $4.2 million in 2002 reflected an increase of $241 thousand or 6.0% when compared to the prior year salaries and benefits cost. Equipment expense decreased by $176 thousand or 26.9% due to less amortization cost. Professional fees increased slightly by $9 thousand or 4.5%. FDIC Insurance decreased by $57 thousand or 65.5% due to the Corporation's subsidiary, The Harbor Bank of Maryland, returning to a well-capitalized status. Other expenses increased by $250 thousand or 15.9% reflecting general increases. Goodwill amortization decreased by $284 thousand as a result of the adoption of FASB 147. The amortization of $47 thousand under goodwill/other intangibles reflects the purchase of a branch facility during 2002. From 1998 to 2001, the amortization cost of goodwill before the adoption of FASB 147 is reflected.

Non-Interest Expenses Summary (In thousands)

                                       2002     2001     2000     1999     1998
                                      ------   ------   ------   ------   ------

Salaries and Employee Benefits        $4,230   $3,989   $3,622   $3,220   $2,672
Occupancy Expense, net                   785      778      809      831      737
Equipment Expenses                       478      654      802      728      408
Data Processing Fees                     976      918      791      679      604
Professional Fees                        208      199      388      199      117
Goodwill/Other Intangibles                47      331      331      331      331
Amortization
FDIC Insurance                            30       87       29       44       37
Other Non-Interest Expense             1,821    1,571    1,337    1,252    1,078
                                      ------   ------   ------   ------   ------
Total Non-Interest Expense            $8,575   $8,527   $8,109   $7,284   $5,984
                                      ======   ======   ======   ======   ======

APPLICABLE INCOME TAXES

     Applicable income taxes includes current and deferred portions which are detailed in Note 10 of the audited consolidated financial statements. Taxes for 2002 were $473 thousand compared to $309 thousand for 2001. The effective tax rate for the year ended December 31,2002, was 30.7% compared to 29.7% for the year ended December 31, 2001.

CREDIT RISK ANALYSIS

     The Corporation, through its subsidiary, The Harbor Bank of Maryland, has in place credit policies and procedures designed to control and monitor credit risk. Credit analysis and loan review functions have provided a check and balance system for assessing initial and on-going risk associated with the lending process.

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

     Credit risk is mitigated through portfolio diversification, limiting exposure to any single industry or customer, requiring collateral and employing standard lending policies and underwriting criteria across the Corporation. Note 2 to the consolidated financial statements describes the Corporation's accounting policies related to nonperforming loans and charge-offs and describes the methodologies used to develop the allowance, including both the allocated and unallocated components. The Corporation's policies are consistent with regulatory standards.

ASSET AND LIABILITY MANAGEMENT

     Introduction

     The Investment Committee of the Corporation reviews policies regarding the sources and uses of funds, maturity distribution, and associated interest rate sensitivities. This effort is aimed at minimizing risks associated with fluctuating interest rates, as well as maintaining sufficient liquidity.

     Liquidity

     Liquidity describes the ability of the Corporation to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Corporation, as well as to meet current and planned expenditures. The Corporation, through the Bank, is required to maintain adequate sources of cash in order to meet its financial commitments in an organized manner without incurring substantial losses. These commitments relate principally to changes in the Bank's deposit base through withdrawals and changes in funds required to meet normal and seasonal loan demands. The Bank, and thereby the Corporation, derives liquidity through the maturity distribution of the investment portfolio, loan repayments and income from earning assets. The Bank maintains a portion of its investment portfolio as a liquidity reserve, which can be converted to cash on an immediate basis.

     The Bank has also established secured lines of credit with the Federal Home Loan Bank as an additional source of liquidity. Collateral must be pledged to the FHLB before advances can be obtained. At December 31, 2002, the Corporation had sufficient collateral in order to borrow up to an aggregate of $21.0 million from the FHLB under the established lines of credit, if necessary. Liquidity is also provided through the Corporation's portfolio of liquid assets, consisting of cash and due from banks, interest-bearing deposits in other banks and investment securities available for sale. Such assets totaled $63.2 million or 30.1% of total assets at December 31, 2002.

     The Corporation derives its cash from a combination of operating activities, investing activities and financing activities as disclosed in the consolidated statement of cash flows. Cash flows from operating activities consist of interest income collected on loans and investments, interest expense paid on deposits and other borrowings, other income collected, such as cash received relating to service charges, and cash payments for other operating expenses including income taxes.

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

     For the year ended December 31, 2002, net cash provided by operating activities totaled $424 thousand. Net cash used by investing activities totaled $19.7 million resulting primarily from the proceeds of called investment securities totaling $26.9 million, proceeds from sale of securities of $15.3 million, purchase of investment securities of $45.4 million and a net increase in loans of $14.9 million. Net cash provided by financing activities totaled $21.7 million resulting from the net increase in total deposits.

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

     One measure of interest rate sensitivity is the difference between interest sensitive assets and interest sensitive liabilities called the "interest sensitivity gap." The following table shows an analysis of the Corporation's cumulative interest sensitivity gap position.

     Cumulative Interest Sensitivity Gap

                                      1 year
                                      ------

     Interest sensitive assets        $92.9
     Interest sensitive liabilities    83.6
                                      -----
     Interest sensitivity gap         $ 9.3
                                      =====
     Gap to total assets                4.4%
                                      -----

Exhibit C, "Interest Variance Analysis", sets forth, for the period indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates.

LONG AND SHORT TERM BORROWINGS

     As of December 31, 2002, the Corporation had a $1.9 million long term borrowing arrangement with the National Investment Community Fund at a fixed rate of 7.0%, payable July 1, 2012. The interest paid on the debt for 2002, totaled $141 thousand. There were no short-term borrowings as of December 31, 2002.

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

CAPITAL RESOURCES

     Stockholders' equity increased by $1.9 million or 15.6% to $14.1 million. This increase was mainly due to net income of $1.1 million and the unrealized gain of securities held for sale, which was $502 thousand at December 31, 2002, compared to a loss of $290 thousand for 2001. As of year end, the Corporation had sufficient liquidity to withstand any unusual demand of funds without liquidating these securities, such as borrowing arrangements with the Federal Home Loan Bank of $21.0 million. Stockholders' equity was 6.7% of total assets as of the year-end. The Tier 1 capital ratio as of December 31, 2002 was 5.0%, and the risk-based capital ratio was 9.1%. The requirements established by regulators are 4.0% for Tier 1 capital and 8.0% for total risk-based capital. The book value of each share of common stock was $19.23 as of December 31, 2002.

     The Tier I capital ratio for the Corporation's subsidiary, The Harbor Bank of Maryland as of December 31, 2002, was 6.1% and the risk-based capital ratio was 10.6%, both above the established regulatory requirements.

CHANGES IN FINANCIAL POSITION

     The Corporation, through its subsidiary, The Harbor Bank of Maryland, continued its growth during 2002. Total assets increased by $23.6 million or
12.7 percent.

     Deposits increased from $171.5 million in 2001 to $193.3 million in 2002, an increase of $21.8 million or 12.7%. Net loans increased to $120.5 million in 2002 from $105.8 million in 2001, an increase of $14.7 million or 13.9%.

     The Corporation plans to continue its expansion through marketing efforts by its Management and Board of Directors.

     Exhibit D presents data and information at December 31, 2002, as to: 1) Maturities of Certificates of Deposit of $100,000 or more; 2) the Corporation's Loan Portfolio by Type of Loan; and 3) the Corporation's Investment Securities Portfolio Summary as of that date.

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

OTHER INFORMATION

     For a complete discussion of recent accounting pronouncements and their effect on the Corporation's financial statements, please refer to Note 3 of the Corporation's audited consolidated financial statements.

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

                          HARBOR BANKSHARES CORPORATION
              SUPPLEMENT TO THE 2002 ANNUAL REPORT TO STOCKHOLDERS

BOARD OF DIRECTORS

Joseph Haskins, Jr.            Chairman, President and Chief Executive Officer/Harbor Bankshares Corporation
James H. DeGraffenreidt, Jr.   Chairman and CEO/WGL Holdings, Inc.
Joe Louis Gladney              President/Gladney Transportation and Oil Company
Louis J. Grasmick              President and CEO/Louis J. Grasmick Lumber Co., Inc.
Sachinder Gupta                President/E2CR, Inc.
Nathaniel Higgs, Th.B., D.D.   Pastor Emeritus/Southern Baptist Church
Delores G. Kelley, Ph.D.       Senator/Maryland State Senate
Erich March                    Vice President/William C. March Funeral Home
John Paterakis                 President and Chief Executive Officer/H&S Bakery
John D. Ryder                  President/AXS Technologies
Edward St. John                President and Chief Executive Officer/MIE Investment Co.
James Scott, Jr.               Principal/Penan & Scott, P.C.
Carl W. Struever               President and CEO/Struever Bros. Eccles and Rouse
Dr. Walter S. Thomas           Pastor/New Psalmist Baptist Church
Stanley W. Tucker              President/Meridian Management Group, Inc.
George F. Vaeth, Jr.           Architect/George Vaeth Associates, Inc.

EXECUTIVE OFFICERS

Joseph Haskins, Jr.            Chairman, President and CEO/Corporation and Bank
John Paterakis                 Chairman, Executive Committee/Corporation and Bank
Teodoro J. Hernandez           Treasurer/Corporation - Senior Vice President and Cashier/Bank
George F. Vaeth, Jr.           Secretary/Corporation and Bank

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

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

STOCKHOLDERS INFORMATION

     MARKET SUMMARY OF STOCK

     Harbor Bankshares Corporation is traded privately and is not listed on any exchange. During 2002 and 2001, there was little trading activity in the stock. The bid and ask price during 2002 was $18.00 per share. During 2001 the bid and ask price varied from $17.00 to $18.00 per share. At December 31, 2002 the Corporation had 702 common stockholders of record.

     CASH DIVIDENDS

     A stock dividend equivalent to $.25 per share was paid during the first quarter of 2002.

     TRANSFER AGENT AND REGISTRAR

          American Stock Transfer and Trust Company
          59 Maiden Lane
          New York, New York 10007
          (718) 921-8206

     SEC FORM 10-KSB

     The Corporation files an Annual Report on Form 10-KSB with the Securities and Exchange Commission. A copy of this report will be sent without charge to any stockholder who submits a request in writing to:

          Teodoro J. Hernandez, Treasurer
          Harbor Bankshares Corporation
          25 West Fayette Street
          Baltimore, Maryland 21201

This report also includes exhibits, a copy of which the Corporation will furnish its stockholders upon payment of a reasonable fee.

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

                                                                       Exhibit A

                          HARBOR BANKSHARES CORPORATION
                       CONSOLIDATED THREE-YEARS STATEMENT:
                AVERAGE BALANCES, YIELDS/RATES AND INCOME EXPENSE
                             (dollars in thousands)

Year ended December 31,                                   2002                           2001
                                             Average    Yields/   Income    Average    Yields/   Income
                                             Balances    Rates    Expense   Balances    Rates    Expense
                                             --------   -------   -------   --------   -------   -------
ASSETS
U.S. Treasury Securities                     $  2,989    2.64%    $    79   $  2,138     4.07%   $    87
U.S. Government Agencies                       49,256    4.17       2,055     55,140     6.19      3,411
Interest-Bearing Deposits with Other Banks      1,770    3.56          63        998     4.84         48
FHLB Stock and Other Securities                 1,155    4.50          52        652     6.90         45
Federal Funds Sold                             17,083    1.60         274     18,805     3.89        731
                                             --------             -------   --------             -------
                                               72,253    3.49%      2,523     77,733     5.56%     4,322
                                             --------             -------   --------             -------
Loans
Commercial Loans                               27,976    8.21       2,297     22,313     9.10      2,032
Real Estate Loans                              70,996    8.06       5,723     72,261     8.53      6,161
Consumer Loans                                 11,321    9.75       1,104     10,493    10.43      1,094
                                             --------             -------   --------             -------
Loans Net of Unearned Income                  110,293    8.27       9,124    105,067     8.84      9,287
                                             --------             -------   --------             -------
Total Earning Assets                          182,546    6.38%    $11,647    182,800     7.44%   $13,609
                                                                  =======                        =======
Allowance for Possible Losses                  (1,007)                          (844)
Other Assets                                   16,633                         16,283
                                             --------                       --------
   TOTAL ASSETS                              $198,172                       $198,239
                                             ========                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Non-Interest Bearing Deposits                $ 23,829      --%    $    --   $ 21,341       --%   $    --
                                             --------                       --------

Interest-Bearing Transaction Accounts          21,197     .29          62     18,597      .71        132
Savings                                        87,356    1.31       1,145     82,907     3.03      2,518
Time - $100,000 or more                        22,264    4.10         914     30,482     5.50      1,675
Other Time                                     27,567    4.14       1,140     29,907     5.00      1,497
                                             --------             -------   --------             -------
Savings and Time Deposits                     158,384    2.06%      3,261    161,893     3.59%     5,822
                                             --------                       --------
   TOTAL Deposits                             182,213                        183,234
Other Borrowed Money                               --      --%         --        137     6.24%         9
Notes payable                                   1,985     7.0         141      2,000      7.0        142
Other Liabilities                                 866      --          --      1,168       --         --
                                             --------                       --------
   TOTAL Liabilities                          185,064    2.12%    $ 3,402    186,539     3.64%   $ 5,973
                                                                  =======                        =======
STOCKHOLDERS' EQUITY                           13,108                         11,700
                                             --------                       --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $198,172                       $198,239
                                             ========                       ========

Net Yield on Interest Earning Assets                     4.26%                           3.80%
Benefit of Non-Interest Bearing Funds                     .25%                            .56%
Net Interest Margin                                      4.51%                           4.36%

Year ended December 31,                                  2000
                                             Average    Yields/   Income
                                             Balances   Rates     Expense
                                             --------   -------   -------
ASSETS
U.S. Treasury Securities                     $     --       --%   $    --
U.S. Government Agencies                       54,733     6.61      3,616
Interest-Bearing Deposits with Other Banks        546     5.68         31
FHLB Stock and Other Securities                   528     8.14         43
Federal Funds Sold                              2,492     5.73        143
                                             --------             -------
                                               58,299     6.58%     3,833
                                             --------             -------
Loans
Commercial Loans                               30,094     9.82      2,958
Real Estate Loans                              72,703     8.65      6,288
Consumer Loans                                  5,063    11.57        586
                                             --------             -------
Loans Net of Unearned Income                  107,860     9.11      9,832
                                             --------             -------
Total Earning Assets                          166,159     8.22%   $13,665
                                                                  =======
Allowance for Possible Losses                    (724)
Other Assets                                    9,471
                                             --------
   TOTAL ASSETS                              $174,906
                                             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Non-Interest Bearing Deposits                $ 19,326       --%   $    --
                                             --------

Interest-Bearing Transaction Accounts          15,623      .88        138

Savings                                        76,169     3.94      3,002
Time - $100,000 or more                        17,098     5.18        885
Other Time                                     30,165     5.35      1,615
                                             --------             -------
Savings and Time Deposits                     139,055     4.05%     5,640
                                             --------
   TOTAL Deposits                             158,381
Other Borrowed Money                            4,547     6.82%       310
Notes payable                                   3,202     7.77        249
Other Liabilities                                 742       --         --
                                             --------
   TOTAL Liabilities                          166,872     3.73%   $ 6,199
                                                                  =======
STOCKHOLDERS' EQUITY                            8,034
                                             --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $174,906
                                             ========

Net Yield on Interest Earning Assets                      4.49%
Benefit of Non-Interest Bearing Funds                      .51%
Net Interest Margin                                       5.00%

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

                                                                       Exhibit B

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             (dollars in thousands)

Year ended December 31,                          2002       2001       2000      1999      1998
                                               --------   --------   --------   -------   -------
Balance at Beginning of Period                 $    959   $    732   $    678   $   699   $   654

Loans Charged Off:
   Commercial Loans                                 109         65        228       291        --
   Real Estate Loans                                 26         70         73       395        54
   Consumer Loans                                   179        111        103       239       149
                                               --------   --------   --------   -------   -------
   TOTAL Loans Charged Off                          314        246        404       925       203
                                               --------   --------   --------   -------   -------

Recoveries of Loans:
   Commercial Loans                                  42         39         69        40        --
   Real Estate Loans                                 11         22         16        26         3
   Consumer Loans                                    10         12         27        35        32
                                               --------   --------   --------   -------   -------
   TOTAL Loans Recovered                             63         73        112       101        35
                                               --------   --------   --------   -------   -------

Net Loans Charged Off                               251        173        292       824       168
                                               --------   --------   --------   -------   -------

Provisions Charged to Operations                    340        400        346       803       213
                                               --------   --------   --------   -------   -------

Balance at End of Period                       $  1,048   $    959   $    732   $   678   $   699
                                               ========   ========   ========   =======   =======

Daily Average Amount of Loans                  $110,293   $105,067   $107,860   $87,399   $80,502
                                               ========   ========   ========   =======   =======

Allowance for Possible Loan Losses to Loans
   Outstanding                                      .86%       .90%       .65%      .66%      .81%
                                               ========   ========   ========   =======   =======

Net Charge Offs to Average Loans Outstanding        .22%       .16%       .27%      .94%      .21%
                                               ========   ========   ========   =======   =======

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                             (dollars in thousands)

As of December 31,                             2002    2001   2000   1999   1998
                                              ------   ----   ----   ----   ----
Commercial Loans                              $  555   $557   $442   $317   $ 59
Real Estate Loans                                138    110    127    131     34
Consumer Loans                                    76     80     17      4     34
Credit Cards                                      46     55     16     10     37
Unallocated                                      233    157    130    216    535
                                              ------   ----   ----   ----   ----
TOTAL Allowance for Loan Losses               $1,048   $959   $732   $678   $699
                                              ======   ====   ====   ====   ====

                                                   Harbor Bankshares Corporation
--------------------------------------------------------------------------------

                                                                       Exhibit C

                           INTEREST VARIANCE ANALYSIS
                             (dollars in thousands)

                                       2002 COMPARED TO 2001         2001 COMPARED TO 2000
                                    Increase (Decrease) due to:   Increase (Decrease) due to:
                                    ---------------------------   ---------------------------

                                    Volume    Rate       Net         Volume   Rate     Net
                                    ------   -------   -------       ------   -----   -----
INTEREST INCOME

Loans                                $ 462   $  (625)  $  (163)       $(254)  $(290)  $(544)

Investment Securities                 (232)   (1,125)   (1,347)         177    (293)   (116)

Federal Funds Sold                     (67)     (390)     (457)         935    (347)    588

Other Interest Bearing Assets (1)       37       (22)        5           26     (10)     16
                                     -----   -------   -------        -----   -----   -----

TOTAL Interest Income                $ 200   $(2,162)  $(1,962)       $ 884   $(940)  $ (56)
                                     =====   =======   =======        =====   =====   =====

INTEREST EXPENSE

Interest-Bearing Transaction
   Accounts                          $  18   $   (88)  $   (70)       $  26   $ (32)  $  (6)

Savings                                135    (1,509)   (1,374)         265    (749)   (484)

Time - $100,000 or more               (452)     (310)     (762)         693      98     791

Other Time                            (117)     (240)     (357)          14    (132)   (118)

Other Borrowed Money                    (8)       --        (8)        (301)     --    (301)

Notes Payable                           --        --        --          (93)    (15)   (108)
                                     -----   -------   -------        -----   -----   -----

TOTAL Interest Expense               $(424)  $(2,147)  $(2,571)       $ 604   $(830)  $(226)
                                     =====   =======   =======        =====   =====   =====

NET INTEREST INCOME                  $ 624   $   (15)  $   609        $ 280   $(110)  $ 170
                                     =====   =======   =======        =====   =====   =====

Note: Loan fees, which were included in interest income, were $644 in 2002, $481 in 2001, and $577 in 2000. A change in Rate/Volume has been allocated to the change in rate.

(1) Certificates of Deposit with other financial institutions.

--------------------------------------------------------------------------------

                                                                       Exhibit D

                Other Financial Information at December 31, 2002

Maturities of Certificates of Deposit of $100,000 or More
(dollars in Thousands)

-------------------------------------------------------------------------------------------
                                          Over three months to
MATURITIES         Three months or less        12 months         Over 12 months    Total
-------------------------------------------------------------------------------------------
Balance                   $ 7,993               $ 13,780             $ 4,069      $ 25,842
-------------------------------------------------------------------------------------------
Percent to Total             30.9%                  53.3%               15.8%        100.0%
-------------------------------------------------------------------------------------------

Loan Portfolio by Type of Loan
(dollars in Thousands)

-----------------------------------------------------------------------------------------------------------------------
                                  2002              2001              2000                1999               1998
-----------------------------------------------------------------------------------------------------------------------
Commercial                 $ 30,914    21.7%  $ 23,126    21.7%  $ 33,515    29.8%  $ 31,801    31.0%  $20,711    24.1%
Real Estate Commercial       34,102    34.5%    36,807    34.5%    32,500    28.9%    24,789    24.2%   17,026    19.8%
Real Estate Construction      5,017     2.5%     2,699     2.5%     2,836     2.5%     2,992     2.9%    2,014     2.3%
Real Estate Residential      39,854    30.4%    32,456    30.4%    35,260    31.4%    39,336    38.4%   42,664    49.8%
Consumer                     11,684    10.9%    11,718    10.9%     8,286     7.4%     3,583     3.5%    3,382     4.0%
-----------------------------------------------------------------------------------------------------------------------

TOTAL LOANS                $121,571   100.0%  $106,806   100.0%  $112,397   100.0%  $102,501   100.0%  $85,796   100.0%
-----------------------------------------------------------------------------------------------------------------------

Investments Securities Portfolio Summary
(dollars in Thousands)

-------------------------------------------------------------------------------------------------
                                                    2002      2001      2000      1999      1998
-------------------------------------------------------------------------------------------------
Securities Available for Sale:
   U.S. Treasury, State and Government Agencies   $47,919   $41,438   $52,379   $49,061   $38,771
   Mortgage-Backed Securities                       5,707     7,494     2,265       712    15,845
-------------------------------------------------------------------------------------------------
   TOTAL Securities Available for Sale            $53,626   $48,932    54,644    49,773    54,616
-------------------------------------------------------------------------------------------------
Securities Held to Maturity:
   U.S. Treasury and Government Agencies            2,012     2,019        --        --    17,152
   Mortgage-Backed Securities                          --        --        --        --        --
   Other Debt Securities                               45        45        27        20        15
-------------------------------------------------------------------------------------------------
   TOTAL Securities Held to Maturity                2,057     2,064        27        20    17,167
-------------------------------------------------------------------------------------------------

TOTAL Investment Securities Portfolio             $55,683   $50,996   $54,671   $49,793   $71,783
=================================================================================================
TOTAL PORTFOLIO YIELD                                4.08%      6.1%      6.6%      6.4%      6.7%
-------------------------------------------------------------------------------------------------