Form 10QSB
period 2003-03-31
HARBOR BANKSHARES CORP
filed 2003-04-30
CIK 889608

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB


     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2003.

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                         Commission File Number 0-20990


                          HARBOR BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

Maryland                                                 52-1786341
--------                                                 ----------
(State of other jurisdiction of                (IRS Employer identification No.)
incorporation or organization)

25 W. Fayette Street, Baltimore, Maryland                  21201
-----------------------------------------                  -----
(Address of principal executive office)                 (Zip code)

Registrant's telephone number, including area code: (410) 528-1800

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common stock, non-voting, $.01 Par value - 33,795 shares as of March 31, 2003. Common stock, $.01 Par value - 702,518 shares as of March 31, 2003.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

                                      INDEX

PART I    FINANCIAL INFORMATION

          Item 1    Financial Statements

                    Consolidated Statements of Condition - March 31, 2003 (Unaudited) and December 31, 2002

                    Consolidated Statements of Income, (Unaudited) - Three months Ended March 31, 2003 and 2002

                    Consolidated Statement of Cash Flows (Unaudited) - Three months Ended March 31, 2003 and 2002

                    Notes to Unaudited Consolidated Financial Statements

         Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3     Control and Procedures

PART II  OTHER INFORMATION


SIGNATURES

CERTIFICATIONS

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                          March 31           December 31
                                                            2003                 2002
                                                            ----                 ----
                                                         (Unaudited)
                                                         -----------
                                                               Dollars in Thousands
ASSETS
------
Cash and Due from Banks                                  $  13,713            $   7,273
Interest Bearing Deposits in Other Banks                     2,300                2,300
Investment Securities:
   Held to maturity (market values of $2,179
   as of March 31, 2003 and $2,189 as of
   December 31, 2002)                                        2,055                2,057
   Available for Sale                                       52,847               53,627
                                                         ---------            ---------
      Total Investment Securities                           54,902               55,684
                                                         ---------            ---------
Federal Funds Sold                                             235               12,653
Loans Held for Sale                                          3,391                2,372
Loans                                                      127,442              119,199
Allowance for  Loan Losses                                  (1,014)              (1,049)
                                                         ---------            ---------
                Net Loans                                  126,428              118,150
                                                         ---------            ---------
Property and Equipment - Net                                   930                  985
Other Real Estate Owned                                         61                   70
Goodwill                                                     2,506                2,506
Intangible Assets                                              695                  716
Accrued Interest Receivable and Other Assets                 7,850                7,525
                                                         ---------            ---------
                TOTAL ASSETS                             $ 213,011            $ 210,234
                                                         =========            =========
LIABILITIES
-----------
Deposits:
      Non-Interest Bearing Demand                        $  29,487            $  27,420
      Interest Bearing Transaction Accounts                 23,856               21,846
      Savings                                               87,790               88,911
      Time, $100,000 or more                                26,326               25,842
      Other Time                                            28,651               29,275
                                                         ---------            ---------
                Total Deposits                             196,110              193,294
Accrued Interest and Other Liabilities                         792                  848
Notes Payable                                                1,908                1,943
                                                         ---------            ---------
                TOTAL LIABILITIES                          198,810              196,085
                                                         ---------            ---------
STOCKHOLDERS' EQUITY
Common stock, non voting, - par value $.01 per share:
Authorized 10,000,000 shares; at 702,518
at March 31, 2003 and 702,018 at December 31, 2002
and 33,795 common non-voting at March 31, 2003 and
December 31, 2002                                                7                    7
Paid in Capital                                              7,209                7,204
Retained Earnings                                            6,581                6,436
Accumulated other comprehensive income                         404                  502
                                                         ---------            ---------
      TOTAL STOCKHOLDERS' EQUITY                            14,201               14,149
                                                         ---------            ---------
      TOTAL LIABILITIES & STOCKHOLDERS'
      EQUITY                                             $ 213,011            $ 210,234
                                                         =========            =========

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

------------------------------------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended
                                                          March 31,
                                                      2003        2002
                                                      ----        ----
                                                        (Unaudited)
                                                       In Thousands
                                                   Except per Share Data

INTEREST INCOME
Interest and Fees on Loans                         $  2,382       $2,198
Interest on Investment Securities (Taxable)             487          509
Interest on Deposits in Other Banks                      19           11
Interest on Federal Funds Sold                           30           90
Other Interest Income                                     9            9
                                                   --------       ------
TOTAL INTEREST INCOME                                 2,927        2,817
                                                   --------       ------
INTEREST EXPENSE
Interest on Deposits
Savings                                                 197          270
Interest Bearing Transaction Accounts                    11           12
Time $100,000 or More                                   191          278
Other Time                                              238          271
Interest on Notes Payable                                34           35
                                                   --------       ------
TOTAL INTEREST EXPENSE                                  671          866
                                                   --------       ------
NET INTEREST INCOME                                   2,256        1,951
Provision for Loan Losses                               223           93
                                                   --------       ------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                             2,033        1,858
                                                   --------       ------
NON-INTEREST INCOME
Service Charges on Deposit Accounts                     205          212
Other Income                                            205          217
Gain of Sale of Loans                                    21           22
Realized Gains on  Security Sales                        83           28
                                                   --------       ------
                                                        514          479
                                                   --------       ------
NON-INTEREST EXPENSES
Salaries and Employee Benefits                        1,040          995
Occupancy Expense of Premises                           213          187
Equipment Expense                                        97          130
Data Processing Expense                                 244          219
Amortization of Other Intangible Assets                  20           --
Other Expenses                                          463          408
                                                   --------       ------
                                                      2,077        1,939
                                                   --------       ------
INCOME BEFORE INCOME TAXES                              470          398
Applicable Income Taxes                                 141          114
                                                   --------       ------
NET INCOME                                         $    329       $  284
                                                   ========       ======
BASIC EARNINGS PER SHARE                                .44       $  .39
DILUTED EARNINGS PER SHARE                         $    .43       $  .38
AVERAGE COMMON SHARES
OUTSTANDING                                             736          724
Dividends Declared per Share                       $    .25       $  .25
(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                                 March 31
                                                             2003        2002
                                                             ----        ----
                                                               (Unaudited)
                                                               In Thousands

OPERATING ACTIVITIES
Net Income                                               $    329    $    284
Adjustments to Reconcile Net Income to Net Cash
And Cash Equivalents Provided by (Used in) Operating
Activities:
Origination of Loans Held for Sale                           (796)       (764)
Proceeds from the Sale of Loans Held for Sale                 817         786
Gains on sale of loans                                        (21)        (22)
Gains on sale of securities                                   (83)        (28)
Provision for Possible Loan Losses                            223          93
Depreciation and Amortization                                 119         120
Increase in Interest Receivable and Other Assets             (330)       (741)
(Decrease) Increase in Interest Payable and Other
Liabilities                                                   (56)         32
                                                         --------    --------
Net Cash Provided by (Used in) Operating Activities           202        (240)
                                                         --------    --------

INVESTING ACTIVITIES
Net Decrease in Deposits at Other Banks                        --          80
Purchase of Investments Securities Available for Sale     (12,980)     (4,000)
Proceeds from Securities called                             9,000       4,000
Proceeds from sale of Investment Securities
Available for sale                                          4,083       7,000
Net (Increase) Decrease in Loans                           (8,842)      1,477
Purchase of Premises and Equipment                            (43)       (146)
                                                         --------    --------
Net Cash (Used in) Provided By Investing Activities        (8,782)      8,411
                                                         --------    --------

FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing
Transaction Accounts                                        2,067         469
Net (Decrease) Increase in Interest Bearing
Transaction Accounts                                        2,010      (1,404)
Net Increase (Decrease) in Savings Deposits                (1,121)      4,839
Net Decrease in Time Deposits                                (140)     (6,161)
Payment of Cash Dividends                                    (184)         (3)
Repayment of Long-Term Debt                                   (35)         --
Proceeds from the Sale of Common Stock                          5          --
                                                         --------    --------
Net Cash Provided By (Used in) by Financing Activities      2,602      (2,260)
                                                         --------    --------
(Decrease) Increase in Cash and Cash Equivalents           (5,978)      5,911
Cash and Cash Equivalents at Beginning of Period           19,926      17,545
                                                         --------    --------
Cash and Cash Equivalents at End of Period               $ 13,948    $ 23,456
                                                         ========    ========

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2003

Note A:   Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10 - QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's Annual Report on Form 10 - KSB for the year ended December 31, 2002.

Note B:   Comprehensive Income

          The Company's comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-equity sources, and consists of its net income and unrealized holding gains (losses) and it available for sale securities.
          Presented below is a reconciliation of net income to comprehensive income

                                                          Three Months Ended March 31,
                                                          ----------------------------

                                                              2003           2002
                                                              ----           ----
          Net Income                                        $   329       $   284

          Unrealized gains (losses) on securities               695        (1,002)
          Available-for-sale

          Related income tax (expense) benefit                 (236)          341
                                                            -------       -------
                                                                459          (661)
                                                            -------       -------

          Reclassifications adjustment for gains
          Included in net income                                (83)          (28)

          Related income tax expense                             28            10
                                                            -------       -------
                                                                (55)          (18)
                                                            -------       -------
          Other Comprehensive Income (loss)                     404          (679)
                                                            -------       -------

          Total Comprehensive Income                        $   733       $  (395)
                                                            =======       =======

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note C: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of potentially diluted transactions or conversions. This computation of diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method which could occur if contracts to issue common stock, such as stock options, were exercised and shared in corporate earnings.

The following table presents a summary of per share data and amounts for the period indicated:

                                                        Three Months Ended
                                                        ------------------

                                                    March 31,         March 31,
                                                      2003              2002
                                                      ----              ----
Basic:

Net income applicable to common stock             $    328,698     $   283,696
                                                  ============     ===========
Average common shares outstanding                      736,130         723,570
                                                  ============     ===========
Basic net income per share                        $        .44     $       .39
                                                  ============     ===========
Diluted:

Net income applicable to common stock             $    328,698     $   283,696
                                                  ============     ===========
Average common shares outstanding                      736,130         723,570
Stock option adjustment                                 21,722          24,097
                                                  ------------     -----------
Diluted average common shares outstanding              757,852         747,667
                                                  ============     ===========
Diluted net income per share                      $        .43     $       .38
                                                  ============     ===========

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note D:
RECENT ACCOUNTING PRONOUNCEMENTS

On October 1, 2002, the Financial Accounting Standards Board issued SFAS No. 147, Acquisitions of Certain Financial Institutions which amends certain provisions of SFAS No. 72, SFAS No. 144, and FASB Interpretation No. 9. SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and requires that such acquisitions be accounted for in accordance with SFAS No. 141, Business Combinations. If the acquisition meets the definition of a business combination, it shall be accounted for by the purchase method in accordance with the provisions of SFAS No. 141. Any goodwill that results will be accounted for in accordance with the provisions of SFAS No. 142. If the acquisition does not meet the definition of a business combination, the cost of the assets acquired shall be allocated to the individual assets acquired and liabilities assumed based on their relative fair values and shall not give rise to goodwill.

In addition, this proposed statement would amend SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor-and borrower-relationship intangible assets and credit-cardholder intangible assets. Accordingly, those intangible assets would be subject to the same undiscounted cash flow recoverability tests and impairment loss recognition and measurement provisions that SFAS No. 144 requires for long-term tangible assets and other finite-lived intangible assets that are held and used.

Existing unidentifiable intangible assets, as that term is defined in SFAS No. 72, previously recognized under the provision of SFAS No. 72 shall continue to be amortized (consistent with the existing clarifying provision of Emerging Issues Task Force Topic D-100) unless the transaction in which the intangible asset arose meets the definition of a business combination.

Management believes its 1995 branch office acquisition meets the definition of a business combination and has discontinued amortizing the intangible, subject to periodic review for impairment.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123's fair value method of accounting, if a company so elects. The Corporation will not adopt the fair value method of recording stock options, under SFAS 123 and, accordingly, this standard will not have a material impact on results of operations, financial position or liquidity.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Part I. FINANCIAL INFORMATION

       Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Harbor Bankshares Corporation earnings for the first quarter of 2003 totaled $329 thousand, an increase of $45 thousand or 15.8 percent. The continuing re-pricing of liabilities coupled with increased loan demand were the major factors for the earnings increase. The annualized return on average assets (ROAA) and average stockholders equity (ROAE) during the first quarter were .63 percent and 11.2 percent respectively, compared to .48 percent and 7.35 percent achieved during the first quarter of 2002.

       Net interest income increased by $305 thousand over last year's first quarter. Interest and fees on loans increased by $184 thousand or 8.4 percent reflecting increased loan demand. Investment income decreased by $22 thousand or 4.3 percent and Federal Funds sold income decreased by $60 thousand or 66.7 percent as a result of lower rates and decreased volume due to funds invested in loan fundings. Interest expense decreased by $195 thousand or 22.5 percent. Interest expense on savings accounts decreased by $73 thousand or 27.0 percent, the interest expense for transaction accounts and notes payable showed a slight decrease when compared to the prior year. Interest expense on transaction accounts of $11 thousand decreased by $1 thousand or 8.3 percent and interest expense on notes payable of $34 thousand, also decreased by $1 thousand or 2.9 percent. Interest expense on time deposits decreased by $120 thousand or
       21.9 percent mainly resulting from the re-pricing of these liabilities.

       The provision for possible loan losses was $223 thousand compared to $93 thousand for the first quarter of 2002, reflecting an increase of $130 thousand or 139.8 percent. The increase reflects the amount necessary to cause the allowance for loan losses to the level determined to be appropriate by management under the Company's allowance methodology after charge-offs. Charge-offs for the quarter totaled $275 thousand, reflecting an increase of $192 thousand or 231.3 percent. Consumer loan charge-offs at $181 thousand, represented 65.8 percent of total charge-offs for the quarter. Recoveries for the period were $18 thousand, increasing slightly over the $11 thousand recovered during the first quarter of 2002.

       Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and its underlying collateral, the mix of loans within the portfolio, delinquency trends, economic conditions, current and prospective trends in real estate values, and other relevant factors under our allowance methodology.

       Our allowance for loan loss methodology is a loan classification-based system. We base the required allowance on a percentage of the loan balance for each type of loan classification level. Watch, special mention, substandard and doubtful loans are reserved at 5.0%, 10.0%, 20.0% and 50.0% respectively. Allowance percentages are based on each individual lending program, its loss history and underwriting characteristics including loan value, credit score, debt coverage, collateral, and capacity to service debt. This analysis is used to validate the loan loss reserve matrix as well as assist in establishing overall lending direction. In Management's opinion, the loan loss reserve as of March 31, 2003 is considered adequate.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Nonperforming assets consist of nonaccruing loans, loans past due 90 days or more but still accruing, restructured loans, and foreclosed real estate.

The following table shows the non-performing assets for the first quarter of 2003 compared to December 31, 2002.

                                                     March 31,     December 31,
                                                       2003            2002
                                                     ---------     ------------
Nonaccruing Loans                                    $     272              409
Past Due 90 days or more                                   447              746
Restructured loans                                          --               --
                                                     ---------     ------------
Total nonperforming loans                            $     719     $      1,155
Foreclosed real estate                                      61               70
                                                     ---------     ------------
Total nonperforming assets                           $     780     $      1,225
                                                     ---------     ------------
Nonperforming loans to total loans                         .55%             .95%
Nonperforming assets to total assets                       .37%             .58%
Allowance for loan losses to nonperforming loans         141.0%            90.8%

Non-interest income increased by $35 thousand or 7.3 percent. Service charges on deposit accounts decreased by $7 thousand or 3.3 percent. Other income increased by $42 thousand or 15.7 percent. Included in other income are $83 thousand of gains on securities available for sale and $21 thousand of gains on real estate loans sold. Non-interest expense increased by $138 thousand or 7.1 percent. Salary and benefits increased by $45 thousand or 4.5 percent. Occupancy cost increased by $26 thousand or 13.9 percent due to general rent increases and expansion of the Bank. Equipment expense decreased by $33 thousand or 25.4 percent as a result of lesser depreciation cost. Data Processing expense increased by $25 thousand or 11.4 percent resulting also from the Bank's expansion. Amortization of intangible assets at $20 thousand represents the merger of a branch acquired by the Bank during the second quarter of 2002. Other expenses increased by $55 thousand or 13.5 percent.

As of March 31, 2003, total deposits were $196.1 million, reflecting an increase of $2.8 million or 1.5 percent when compared to deposits as of December 31, 2002. Non-interest bearing transaction accounts increased by $2.1 million or 7.5 percent while interest bearing transaction accounts increased by $2.0 million or
9.2 percent. Savings accounts which include money market accounts decreased by $1.1 million or 1.3 percent. Time deposits decreased by $140 thousand or .25 percent.

Net loans increased by $9.3 million or 7.7 percent to $129.8 million from $120.5 million at December 31, 2002. The increase was mainly registered in the Real Estate loans category.

Stockholders' equity increased by $52 thousand or .37 percent. Earnings of $329 thousand, combined with a decrease of unrealized gains on available-for-sale securities of $98 thousand and cash dividends of $184 thousand, were the main reason for the slight increase reflected above. Primary and risk based capital for the Corporation were 5.05 percent and 8.65 percent respectively.

The Corporation stock is traded privately. During the first quarter of 2003, a few trades were registered at $18.00 per share.

ITEM III. Controls and Procedures

Within the ninety days prior to the filing of this report, the Company's management, under the supervision and with the participation of its Chief Executive Officer and the Treasurer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant or material weaknesses) in the Company's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.
                                      -11-

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings

                 The Corporation and its subsidiary, at times and in the ordinary course of business, are subject to legal actions. Management does not believe the outcome of such matters will have a material adverse effect on the financial condition of the Corporation.

         Item 2. Changes in Securities

                 None

         Item 3. Defaults Upon Senior Securities

                 None

         Item 4. Submission of Matters to a Vote of Security Holders

                 The 2003 Annual Meeting of the Stockholders of Harbor Bankshares Corporation was held on April 16, 2003.

                 The stockholders elected the nominees to the Corporation's Board of Directors. Listed below are the terms and separate tabulation of votes for each nominee:

                                                          Number of Votes
                                                          ---------------
                                                      For              Withheld
                                                      ---              --------
                 Two Years
                 ---------
                 Carl W. Struever                     505,083          531

                 Three Years
                 -----------
                 Sachinder Gupta                      505,083          531
                 Nathaniel Higgs                      504,879          735
                 Delores G. Kelley                    500,141          5,473
                 Erich March                          505,083          531
                 Stanley W. Tucker                    505,083          531

         Item 5. Other Information

                 None

         Item 6. Exhibits and Reports on Form 8-K

                 Exhibits

                 Exhibit 99, Certifications pursuant to 18 U.S.C Section 1350

                 Reports on Form 8-K

                 The Company did not file any report on Form 8-K for the period ending March 31, 2003.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          HARBOR BANKSHARES CORPORATION

Date:   4/28/03                    /s/ Joseph Haskins, Jr.
       ---------                   ------------------------------------
                                   Joseph Haskins, Jr.
                                   Chairman and Chief Executive Officer



Date:   4/28/03                    /s/ Teodoro J. Hernandez
       ---------                   ------------------------------------
                                   Teodoro J. Hernandez
                                   Treasurer

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

                                 CERTIFICATIONS

I, Joseph Haskins, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Harbor Bankshares Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not their significant changes in internal controls or in other factors could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April 28, 2003                                     /s/ Joseph Haskins, Jr.
                                          --------------------------------------
                                                     Joseph Haskins, Jr.
                                                  Chairman, President & CEO

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

                                 CERTIFICATIONS

I, Teodoro J. Hernandez, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Harbor Bankshares Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not their significant changes in internal controls or in other factors could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              /s/ Teodoro J. Hernandez
April 28, 2003                             -------------------------------------
                                              Teodoro J. Hernandez, Treasurer