Form 10QSB/A
period 2002-03-31
HARBOR BANKSHARES CORP
filed 2003-06-19
CIK 889608

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Amended)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2002

Commission file number 0-20990

Harbor Bankshares Corporation

(Exact name of registrant as specified in its charter)

Maryland	52-1786341
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification No.)

25 W. Fayette Street, Baltimore, Maryland	21201
(Address of principal executive offices)	(Zip code)

(410) 528-1800

Registrant’s telephone number, including area code

Not Applicable

Former name, address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  YES  ☐  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock, non-voting, $.01 Par value—33,795 shares as of March 31, 2002.

Common stock, $.01 Par value – 697,980 shares as of March 31, 2002.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

	March 31 2002	December 31 2001
	(Unaudited)
	Dollars in Thousands
ASSETS
Cash and Due from Banks	$6,013	$6,992
Interest Bearing Deposits in Other Banks	1,082	1,162
Investment Securities:
Held to maturity (market values of $2,089 as of March 31, 2002 and $2,121 as of December 31, 2001)	2,062	2,064
Available for Sale	41,185	48,932

Total Investment Securities	43,247	50,996

Federal Funds Sold	17,443	10,553
Loans (Net of unearned income)	105,591	106,807
Reserve for Possible Loan Losses	(980)	(960)

Net Loans	104,611	105,847

Property and Equipment - Net	1,022	996
Other Real Estate Owned	14	14
Goodwill	2,506	2,506
Accrued Interest Receivable and Other Assets	8,344	7,520

TOTAL ASSETS	$184,282	$186,586

LIABILITIES
Deposits:
Non-Interest Bearing Demand	$19,979	$20,448
Interest Bearing Transaction Accounts	19,802	21,206
Savings	80,169	75,330
Time, $100,000 or more	23,639	29,222
Other Time	25,218	25,795

Total Deposits	169,276	171,532
Accrued Interest and Other Liabilities	873	813
Notes Payable	2,000	2,000

TOTAL LIABILITIES	172,149	174,345

STOCKHOLDERS’ EQUITY
Common stock, non voting, - par value $.01 per share: Authorized 10,000,000 shares; at 697,980 at March 31, 2002 and 688,632 at December 31, 2001 and 33,795 common non-voting March 31, 2002 and 33,333 December 31, 2001	7	7
Capital Surplus	6,986	6,986
Retained Earnings	5,819	5,538
Accumulated other comprehensive (loss) income	(679)	(290)

TOTAL STOCKHOLDERS’ EQUITY	12,133	12,241

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$184,282	$186,586

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2002	2001
	(Unaudited) In Thousands

	Except per Share Data
INTEREST INCOME
Interest and Fees on Loans	$2,198	$2,435
Interest on Investment Securities (Taxable)	509	917
Interest on Deposits in Other Banks	11	9
Interest on Federal Funds Sold	90	217
Other Interest Income	9	12

TOTAL INTEREST INCOME	2,817	3,590

INTEREST EXPENSE
Interest on Deposits
Savings	270	846
Interest Bearing Transaction Accounts	12	38
Time $100,000 or More	278	420
Other Time	271	422
Interest on Borrowed Funds	—	9
Interest on Notes Payable	35	35

TOTAL INTEREST EXPENSE	866	1,770

NET INTEREST INCOME	1,951	1,820
Provision for Possible Loan Losses	93	100

NET INTEREST INCOME AFTER
PROVISION FOR POSSIBLE LOAN LOSSES	1,858	1,720

NON-INTEREST INCOME
Service Charges on Deposit Accounts	212	254
Other Income	217	267
Loan Sales	22	3
Realized Gains on Available for Sale Securities	28	18

	479	542

NON-INTEREST EXPENSES
Salaries and Employee Benefits	995	987
Occupancy Expense of Premises	187	197
Equipment Expense	130	173
Data Processing Expense	219	219
Goodwill Amortization	—	83
Other Expenses	408	384

	1,939	2,043

INCOME BEFORE INCOME TAXES	398	219
Applicable Income Taxes	114	67

NET INCOME	$284	$152

BASIC EARNINGS PER SHARE	$.39	$.22
DILUTED EARNINGS PER SHARE	$.38	$.21
AVERAGE COMMON SHARES OUTSTANDING	724	689
Dividends Declared per Share	$.25	$—

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2001	2000
	(Unaudited)
	Dollars in Thousands
OPERATING ACTIVITIES
Net Income	$284	$152
Adjustments to Reconcile Net Income to Net Cash And Cash Equivalents (Used in) Provided by Operating Activities:
Origination of Loans Held for Sale	(764)	(487)
Proceeds from the Sale of Loans Held for Sale	786	490
Gains on sale of loans	(22)	(3)
Gains on sale of securities	(28)	—
Provision for Possible Loan Losses	93	100
Depreciation and Amortization	120	239
Increase in Interest Receivable and Other	(741)	(469)
Increase (Decrease) in Interest Payable and Other Liabilities	32	8

Net Cash (Used in) Provided by Operating Activities	(240)	14

INVESTING ACTIVITIES
Net Decrease in Deposits at Other Banks	80	12
Purchase of Investments Securities Available for Sale	(4,000	(5,941)
Proceeds from Investment Securities Available for Sale	—	1,315
Proceeds from Securities called	4,000)	—
Proceeds from sale of Investment Securities Available for sale	7,000	—
Net Decrease in Loans	1,477	(134)
Purchase of Premises and Equipment	(146)	5,033

Net Cash Provided by Investing Activities	8,411	(902)

FINANCING ACTIVITIES
Net Increase (Decrease) in Non-Interest Bearing Transaction Accounts	(469)	(583)
Net (Decrease) Increase in Interest Bearing Transaction Accounts	(1,404)	5,860
Net Increase in Savings Deposits	4,839	12,847
Net (Decrease) Increase in Time Deposits	(6,161)	9,347
Payment of Cash Dividends	(3)
Short Term Borrowings	—	(2,000)

Net Cash (Used in) by Financing Activities	(2,260)	25,471

Decrease in Cash and Cash Equivalents	5,911	30,518
Cash and Cash Equivalents at Beginning of Period	17,545	5,224

Cash and Cash Equivalents at End of Period	$23,456	$35,742

(See Notes to Unaudited Consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2002

Note A:	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America for interim financial Information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note B:	Comprehensive Income

Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources.
Presented below is a reconciliation of net income to comprehensive income indicating the component of other comprehensive income:

	Three Months Ended March 31,
	2002	2001
Net Income	$284	$152
— Other Comprehensive Income:
Unrealized Holding Gains (Losses) Arising During the period	(1,028)	772
— Less: Reclassified Adjustments for gains included in Net Income	—	—

Other Comprehensive Income, Before Tax	(1,028)	772
Income Tax Expense Related to items of Other Comprehensive Income	(349)	262
Other Comprehensive Income	(679)	510

Comprehensive Income	$(395)	$662

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Note C:	In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (SFAS No. 141) and No. 142 Goodwill and Other Intangible Assets, (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, of if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at lease annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Corporation adopted SFAS No. 142 as of January 1, 2002. The impact of the adoption will result in a material impact on the Corporation’s consolidated financial statements.

Note D:	In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs and is effective for the fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Corporation’s consolidated financial statements.

Note E:	In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 amends SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the impact of SFA No. 144 to be material to the Corporation’s consolidated financial statements.

Note F:	Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of potentially dilutive transactions or conversions. This computation of diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method, which could occur if contracts to issue common stock were exercised, such as stock options, and shared in corporate earnings.

Note G:	On January 17, 2002, The Bank entered into an agreement to sublet a branch site from another commercial bank and purchase the related deposit liabilities. On April 29, 2002, this transaction was completed with an acquisition of $18.8 million in deposits. The Bank paid a premium of 4.0 percent or $751 thousand for the deposits.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

The following table presents a summary of per share data and amounts for the period indicated:

	Three Months Ended
	March 31, 2002	March 31 2001

Basic:
Net income applicable to common stock	$283,696	$152,013

Average common shares outstanding	723,570	689,815

Basic net income per share $	$.39	$.22

Diluted:
Net income applicable to common stock	$283,696	$152,013

Average common shares outstanding	723,570	689,815
Stock option adjustment	24,097	20,962

Diluted average common shares outstanding	747,667	710,777

Diluted net income per share	$.38	$.22$

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Part I. FINANCIAL INFORMATION

Item II. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harbor Bankshares Corporation’s earnings for the first quarter of 2002 totaled $284 thousand, an increase of $132 thousand or 86.8 percent when compared to the first quarter of 2001. The Corporation’s adoption of SFAS No. 142 and the re-pricing of liabilities during the later part of 2001 and first quarter of 2002 were a major factor for the earnings increase. The annualized return of average assets (ROAA) and average stockholders equity (ROAE) during the first quarter were .60 percent and 9.04 percent, respectively.

Net interest income increased by $131 thousand over last year’s first quarter. Interest on Investment securities decreased by $408 thousand or 44.4 percent reflecting the re-structure of the portfolio and lower rates. Interest on the sale of Federal Funds decreased by $127 thousand or 58.5 percent reflecting a decrease in deposits and lower rates. Interest and fees on loans decreased by $237 thousand or 9.7 percent mainly due to lower rates. Interest expense on saving accounts decreased by $576 thousand or 68.1 percent. This decrease is a combination of lower balances and rates. Interest on time deposits decreased by $293 thousand or 34.8 percent mainly due to lower rates. The interest expense on notes payable was $35 thousand for the first quarter of 2002, remaining the same as the interest paid during the same period of the prior year.

The provision for possible loan losses was $93 thousand compared to $100 thousand for the first quarter of 2001, charge-offs for the quarter totaled $83 thousand and recoveries $11 thousand.

Non-interest income decreased by $63 thousand or 11.6 percent. Service charges on deposit accounts decreased by $42 thousand or 16.5 percent, basically due to a change in the service charge structure in efforts to attract new accounts. Other income decreased by $31 thousand or 11.5 percent, included in the non-interest income total is a gain of $28 thousand on the sale of available for sale securities. Non-interest expense decreased by $21 thousand or 1.0 percent. Salary and benefits increased by $8 thousand or .8 percent. Occupancy and equipment expenses decreased by $10 thousand and $43 thousand or 5.1 percent and 24.9 percent respectively. The decrease in the furniture and equipment category was mainly due to lesser depreciation expense. Data processing cost remained the same for both periods. Goodwill amortization decreased by $83 thousand due to the adoption of SFAS No. 142. Deposit assessments decrease by $14 thousand due to improved capital ratios of the Corporation’s subsidiary, The Harbor Bank of Maryland. Other expenses increased by $38 thousand or 10.5 percent.

As of March 31, 2002, total deposits were $169.3 million, reflecting a decrease of $2.2 million or 1.3 percent when compared to deposits as of December 31, 2001. Non-interest bearing transaction accounts increase by $469 thousand while interest bearing transaction accounts decrease by $1.4 million or 6.6 percent. Savings accounts increased by $4.8 million or 6.4 percent while time deposits decreased by $6.0 million or 11.0 percent. The decrease in the time deposit category was mainly due to the maturity of a brokered deposit in the amount of $4.0 million.

Net loans decreased by $1.2 million or 1.2 percent to $104.6 million from $105.0 million as of December 31, 2001.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Stockholders’ equity decreased by $108 thousand or .88 percent. Earnings of $284 thousand combined with an unrealized loss of $389 thousand on the available-for-sale securities were the main reasons for the decrease. Primary and risk based capital for the Corporation were 5.54 percent and 9.97 percent respectively.

The Corporation stock is traded privately. During the first quarter of 2002, a few trades were registered at $18.00 per share.

10

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

The 2002 Annual Meeting of the Stockholders of Harbor Bankshares Corporation was held on April 17, 2002.

The stockholders elected the following nominees to the Corporation’s Board of Directors to serve a three year term. The following shows the separate tabulation of votes for each nominee:

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

HARBOR BANKSHARES CORPORATION

Date: 6-18-03	/s/ JOSEPH HASKINS, JR.
Joseph Haskins, Jr.
Chairman, President and Chief Executive Officer

Date: 6-18-03	/s/ TEODORO J. HERNANDEZ
Teodoro J. Hernandez
Treasurer