Form 10QSB/A
period 2002-06-30
HARBOR BANKSHARES CORP
filed 2003-06-19
CIK 889608

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Amended)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2002

Commission file number 0-20990

Harbor Bankshares Corporation

(Exact name of registrant as specified in its charter)

Maryland (State of other jurisdiction of incorporation or organization)	52-1786341 (IRS Employer identification No.)

25 W. Fayette Street, Baltimore, Maryland (Address of principal executive offices)	21201 (Zip code)

(410) 528-1800

Registrant’s telephone number, including area code

Not Applicable

Former name, address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock, non-voting, $.01 Par value—33,795 shares as of June 30, 2002.

Common stock, $.01 Par value—697,980 shares as of June 30, 2002.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

	June 30 2001	December 31 2001
	(Unaudited)
	Dollars in Thousands
ASSETS
Cash and Due from Banks	$5,974	$6,992
Interest Bearing Deposits in Other Banks	2,494	1,162
Investment Securities:
Held to maturity (market values of $2,139 as of June 30, 2002 and $2,121 as of December 31,2001)	2,061	2,064
Available for Sale	58,313	48,932

Total Investment Securities	60,374	50,996

Federal Funds Sold	9,099	10,553
Loans (Net of unearned income)	110,136	106,807
Allowance for Loan Losses	(974)	(960)

Net Loans	109,162	105,847

Property and Equipment—Net	1,055	996
Other Real Estate Owned	14	14
Goodwill Net	3,247	2,506
Accrued Interest Receivable and Other Assets	7,793	7,520

TOTAL ASSETS	$199,212	$186,586

LIABILITIES
Deposits:
Non-Interest Bearing Demand	$24,695	$19,979
Interest Bearing Transaction Accounts	20,715	21,206
Savings	82,086	75,330
Time, $100,000 or more	24,722	29,222
Other Time	30,903	25,795

Total Deposits	183,121	171,532
Accrued Interest and Other Liabilities	835	813
Notes Payable	2,000	2,000

TOTAL LIABILITIES	185,956	174,345

STOCKHOLDERS’ EQUITY
Common stock, non-voting,—par value $.01 per share: Authorized 10,000,000 shares; at 697,980 at June 30, 2002 and 688,632 at December 31, 2001 and 33,795 common non-voting at June 30, 2002 and 33,333 at December 31, 2001	7	7
Capital Surplus	6,986	6,986
Retained Earnings	6,107	5,538
Accumulated other comprehensive income (deficit)	156	(290)

TOTAL STOCKHOLDERS’ EQUITY	13,256	12,241

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$199,212	$186,586

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2002	2001
	(Unaudited)
	In Thousands Except per Share Data
INTEREST INCOME
Interest and Fees on Loans	$2,311	$2,336
Interest on Investment Securities (Taxable)	572	945
Interest on Deposits in Other Banks	13	13
Interest on Federal Funds Sold	80	294
Other Interest Income	8	12

TOTAL INTEREST INCOME	2,984	3,600

INTEREST EXPENSE
Interest on Deposits
Savings	306	720
Interest Bearing Transaction Accounts	13	38
Time $100,000 or More	213	479
Other Time	303	408
Interest on Notes Payable	35	35

TOTAL INTEREST EXPENSE	870	1,820

NET INTEREST INCOME	2,114	1,920
Provision for Loan Losses	82	100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,032	1,820

NON-INTEREST INCOME
Service Charges on Deposit Accounts	238	254
Other Income	208	225
Loan Sales	1	—
Realized Gains on Available for Sale Securities	—	28

	447	507

NON-INTEREST EXPENSES
Salaries and Employee Benefits	1,041	1,009
Occupancy Expense of Premises	193	192
Equipment Expense	121	169
Data Processing Expense	236	244
Goodwill Amortization	10	83
Other Expenses	469	441

	2,072	2,138

INCOME BEFORE INCOME TAXES	409	189
Applicable Income Taxes	120	58

NET INCOME	$289	$131

BASIC EARNINGS PER SHARE	$.39	$.19
DILUTED EARNINGS PER SHARE	$.38	$.18
AVERAGE COMMON SHARES OUTSTANDING	732	697

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30
	2002	2001
	(Unaudited)
	In Thousands Except per Share Data
INTEREST INCOME
Interest and Fees on Loans	$4,509	$4,771
Interest on Investment Securities	1,081	1,863
Interest on Deposits in Other Banks	24	22
Interest on Federal Funds Sold	170	511
Other Interest Income	17	23

TOTAL INTEREST INCOME	5,801	7,190
INTEREST EXPENSE
Interest on Deposits
Savings	576	1,566
Interest Bearing Transaction Accounts	25	76
Time $100,000 or More	491	899
Other Time	574	830
Interest on Borrowed Funds	—	9
Interest on Notes Payable	70	70

TOTAL INTEREST EXPENSE	1,736	3,450

NET INTEREST INCOME	4,065	3,740
Provision for Loan Losses	175	200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,890	3,540
NON-INTEREST INCOME
Service Charges on Deposit Accounts	450	508
Other Income	425	490
Loan Sales	23	5
Realized Gains on Available for Sale Securities	28	46

NON-INTEREST EXPENSES
Salaries and Employee Benefits	2,036	1,996
Occupancy Expense of Premises	380	389
Equipment Expense	251	342
Data Processing Expense	455	463
Goodwill Amortization	10	166
Other Expenses	877	825

	4,009	4,181

INCOME BEFORE INCOME TAXES	807	408
Applicable Income Taxes	235	125

NET INCOME	$572	$283

BASIC EARNINGS PER SHARE	$.78	.40
DILUTED EARNINGS PER SHARE	.76	.39
AVERAGE COMMON SHARES OUTSTANDING	$728	$693

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2002	2001
	(Unaudited)
	In Thousands
OPERATING ACTIVITIES
Net Income	$572	$283
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by (Used in) Operating Activities:
Origination of Loans Held for Sale	(2,025)	(1,124)
Proceeds from the Sale of Loans Held for Sale	2,048	1,129
Gains on sale of loans	(23)	(5)
Gains on sale of securities	(28)	—
Provision for Possible Loan Losses	175	200
Depreciation and Amortization	409	474
Increase in Interest Receivable and Other	(848)	(891)
Increase (Decrease) in Interest Payable and Other Liabilities	35	131

Net Cash (Used in) Provided by Operating Activities	245	197

INVESTING ACTIVITIES
Net Increase in Deposits at Other Banks	(1,332)	(454)
Purchase Investment Securities held to Maturity	—	(2,000)
Purchase of Investments Securities Available for Sale	(20,093)	(14,914)
Proceeds from Investment Securities Available for Sale	—	8,243
Proceeds from Securities called	4,000	2,000
Proceeds from sale of Investment Securities Available for sale	7,029	—
Net (Increase) Decrease in Loans	(3,733)	9194
Purchase of Premises and Equipment	(174)	(118)

Net Cash Used in Investing Activities	(14,303)	1,951

FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing Transaction Accounts	4,716	5,853
Net (Decrease) Increase in Interest Bearing Transaction Accounts	(491)	2,217
Net Increase in Savings Deposits	6,756	5,382
Net Increase in Time Deposits	(608)	3,411
Payment of Cash Dividends	(3)	—
Sale of Common Stock	—	346
Short Term Borrowings	—	(2,000)

Net Cash (Used in) by Financing Activities	(11,586)	15,209

Decrease in Cash and Cash Equivalents	(2,472)	17,357
Cash and Cash Equivalents at Beginning of Period	17,545	3,932

Cash and Cash Equivalents at End of Period	$15,073	$21,289

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2002

Note A:	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10–QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation’s Annual Report on Form 10–KSB for the year ended December 31, 2001.

Note B:	Comprehensive Income

Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources. Presented below is a reconciliation of net income to comprehensive income indicating the component of other comprehensive income:

	Six Months Ended June 30,
	2002	2001
Net Income	$572	$283
— Other Comprehensive Income:
Unrealized Holding Gains (Losses)
Arising During the period	237	(1,022)

— Less: Reclassified Adjustments for gains included in Net Income
Other Comprehensive Income (Loss) Before Tax	237	(1,022)
Income Tax Expense Related to items of Other Comprehensive Income	81	(348)
Other Comprehensive Income	156	(674)

Comprehensive Income	$728	$(391)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Note C:	New Accounting Pronouncement

On January 1, 2002, Harbor Bankshares Corporation (the “Company”) adopted Statement of Financial Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill shall not be amortized but should be tested for impairment on an annual basis, using criteria prescribed in the statement. If the carrying amount of goodwill exceeds its implied fair value, as recalculated, an impairment loss equal to the excess shall be recognized. Recognized intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (superseded by SFAS No. 144, which substantially carries over the applicable provisions of SFAS No. 121).

The Company’s intangible assets at June 30, 2002 are classified as “intangible assets other than goodwill” and primarily represent the unamortized intangible related to the Company’s acquisitions of a branch office from another bank. At June 30, 2002, the carrying amount of this intangible was $740 thousand, and is being amortized on a straight line basis in accordance with SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, which was not superseded by SFAS No. 142.

On May 10, 2002, the Financial Accounting Standards Board issued an exposure draft titled “Acquisition of Certain Financial Institutions”, which amends certain provisions of SFAS No. 72. If adopted, the proposal will remove acquisitions of financial institutions from the scope of SFAS No. 72 and will require that such acquisitions be accounted for in accordance with SFAS No. 141, “Business Combinations”. If the acquisition meets the definition of a business combination, it shall be accounted for by the purchase method in accordance with the provisions of SFAS No. 141. Any goodwill that results will be accounted for in accordance with the provisions of SFAS No. 142. If the acquisition does not meet the definition of a business combination, the cost of the assets acquired shall be allocated to the individual assets acquired and liabilities assumed based on their relative fair values and shall not give rise to goodwill. In addition, this proposed statement would amend SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor – and borrower – relationship intangible assets and credit-cardholder intangible assets. Consequently, those intangible assets would be subject to the same measurement provisions that SFAS No. 144 requires for long-term tangible assets and other finite-lived intangible assets and other finite-lived intangible assets that are held and used.

Existing unidentifiable intangible assets, as that term is defined in SFAS No. 72, previously recognized under the provisions of SFAS No. 72 shall continue to be amortized (consistent with the existing clarifying provisions of Emerging Issues Task Force Topic D- 100) unless:

a.	The transaction in which the intangible asset arose met the definition of a business combination, and

b.	Intangible assets acquired in the transaction were recognized apart from the unidentifiable intangible asset and those intangible assets were accounted for separately from the unidentifiable intangible asset after the date of acquisition.

Management does not believe these criteria have been met and intends to continue amortizing the intangible, subject to periodic review of its useful life.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“Statement 143”, which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 is effective for fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (“Statement 144”), which supersedes SFAS No. 121, “Accounting for the Impairment of long-lived Assets and for Long-Lived Assets to Be Disposed Of” (“Statement 121”) and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. While Statement 144 retains many of the fundamental provisions of Statement 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by Statement 121. Statement 144 is effective for fiscal years beginning after December 15, 2001. This Statement did not have a material impact on the Company’s financial statements.

Note D:	PER SHARE DATA—Basic net income per common share are determined by dividing net income by the weighted average of shares of common stock outstanding giving retroactive effect to any stock dividends and splits declared. Diluted earnings per share is determined by adjusting average shares of common stock outstanding by the potentially dilutive effects of stock options outstanding. The dilutive effects of stock options are computed using the “treasury stock” method.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

The following table presents a summary of per share data and amounts for the period indicated.

	Six Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Basic:
Net income applicable to common stock	$572,431	$282,922	$288,735	$130,909

Average common shares outstanding	731,775	702,692	731,775	702.692

Basic net income per share	$.78	$.40	$.39	$.19

Diluted:
Net income applicable to common stock	$572,431	$282,922	$288,735	$130,909

Average common shares outstanding	731,775	702,692	731,775	702,692
Stock option adjustment	24,097	18,246	24,097	15,861

Diluted average common shares outstanding	755,872	720,938	751,918	718,553

Diluted net income per share	$.76	$.39	$.38	$.18

Average commons shares outstanding for 2001 have been adjusted to reflect a stock dividend paid in March 2002.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Part I.	FINANCIAL INFORMATION

Item 11. Managements Discussion and Analysis of Financial Condition and Results of Operations

Harbor Bankshares Corporation earnings for the second quarter of 2002 totaled $289 thousand, an increase of $158 thousand or 120.6 percent when compared to the second quarter of 2001. Net Interest income increased by $194 thousand or 10.1 percent. Non-interest income decreased by $60 thousand or 11.8 percent. Included in the non-interest income for 2001, are gains on available for sale securities of $28 thousand. Non-interest expenses for the quarter decreased by $66 thousand or 3.1 percent primarily resulting from the adoption of SFAS No. 142. The provision for loan losses increased by $18 thousand or 18.0 percent.

Year to date earnings as of June 30, 2002, were $572 thousand, reflecting an increase of $289 thousand or 102.1 percent when compared to the first six months of 2001. The earnings increase is principally attributed to the re-pricing of liabilities, which decreased the cost of funds substantially and the adoption of SFAS No. 142. Return on Average Assets (ROAA) and Return on Average Equity (ROAE) were .59 percent and 9.11 percent respectively.

Net income increased by $325 thousand or 8.7 percent over last year’s second quarter. The increase in net interest income reflects a lower cost of funds due to the re-pricing of liabilities mainly in the time deposit category.

Interest on investment securities decreased by $782 thousand or 41.9 percent, attributed mainly to the “Calls” feature of some of the securities which were re-invested at lower rates. Interest and fees on loans also decreased by $262 thousand or 14.1 percent due to lower interest rates, reflecting the various drops experienced during the later part of 2001. interest expense on savings accounts decreased by $990 thousand or 63.2 percent and the cost of time deposits decreased by $664 thousand or 38.4 percent, both categories reflect the re-pricing due to lower rates resulting also from the lowering of key interest rates during 2001. interest on notes payable, at $70 thousand, remained the same for both periods.

The provision for possible Loan Losses was $175 thousand for the six months ended June 30, 2002., to $200 thousand allocated during the same period of 2001. Gross charge-offs totaled $188 thousand, commercial loan charge-offs at $93 thousand represented 49.4 percent of total gross charge-offs, followed by consumer loans which totaled $56 thousand or 29.8 percent. Recoveries for the period were $28 thousand.

The allowance for loan losses as of June 30, 2002, was $974 thousand or .88 percent of total loans and $815 thousand or .78 percent at the end of the comparable 2001 period. Management analyses the reserves for possible losses on quarterly basis. The analysis takes into consideration the overall loan portfolio and its underlying collateral, the mix of loans within the portfolio, delinquency trends, economic conditions, current and prospective trends in real estate values, and other relevant factors. It is the opinion of management that as of June 30, 2002, the reserve for possible loan losses is adequate.

Non-Interest income decreased by $123 thousand or 11.7 percent. Service charges on deposit accounts decreased by $108 thousand or 21.2 percent due to new programs tailored to attract and retain new customers. Other non-interest income decreased by $65 thousand or 13.2 percent. Included in the non-interest income were $109 thousand of earnings on cash surrender value of life insurance, $132 thousand of ATM fees, $23 thousand of gains on the sale of loans and $28 thousand on realized gains on the sale of securities. Fee income from the Bank’s subsidiary, Harbor Financial Services, was $43 thousand. They had net earnings of $2 thousand as of June 30, 2002. non-interest expensed increased by $6 thousand or. 14 percent. Salary and benefits increased by $40 thousand or 2.0 percent, reflecting salary staff increases. Occupancy expense decreased by $9 thousand or 2.3 percent, while equipment expense decreased by $91 thousand or 26.7 percent, this decrease was mainly attributed to lower depreciation expense. Data processing expenses decreased by $8 thousand or 1.7 percent.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Intangible Assets amortization was $10 thousand resulting from a branch acquisition from another Bank, which took place on April 29, 2002. As of June 30, 2001, goodwill amortization expense was $166 thousand. The Corporation adopted SFAS effective January 1, 2002, stopping the goodwill amortization for the year.

As of June 30, 2002, Investment securities reflected a decrease of $9.4 million or 18.4 percent, while loans at $110.1 million reflected an increase of $3.3 million or 3.1 percent. Federal Funds sold for the period were $9.1 million, a decrease of 13.8 percent.

Total deposits were $183.1 million, reflecting an increase of $11.6 million, the increase was basically due to an acquisition of a branch facility in Baltimore County, on April 29, 2002. The total deposits obtained through this acquisition totaled $18.8 million, a premium of 4.0 percent or $751 thousand was paid for those deposits. Non-interest bearing deposits increased by $4.7 million, while interest bearing transaction deposits showed a decrease of $491 thousand or 2.3 percent. Savings deposits grew by $6.7 million or 8.9 percent. Time deposits increased by $608 thousand or 1.1 percent. Long term borrowings remained the same as the prior year at $2.0 million. There were no short term borrowings as of June 30, 2002.

Stockholder’s equity increased by $1.0 million or 8.3 percent. Net earnings of $572 thousand coupled with a net gain of $156 thousand in other comprehensive income were the main reasons for the increase. Primary and risk based capital for the Corporation was 5.13 percent and 9.12 percent respectively.

The Corporation stock is traded privately. During the period, a few trades were registers at $18.00 per share

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

Exhibit II—Statement Regarding Computation of per Share Earnings

The Company did not file any report on Form 8-K for the period ending June 30, 2002.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR BANKSHARES CORPORATION

Date: 6-18-03	/s/ JOSEPH HASKINS, JR.
Joseph Haskins, Jr. Chairman and Chief Executive Officer

Date: 6-18-03	/s/ TEODORO J. HERNANDEZ
Teodoro J. Hernandez Treasurer