Form 10QSB/A
period 2002-09-30
HARBOR BANKSHARES CORP
filed 2003-06-19
CIK 889608

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Amended)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2002

Commission file number 0-20990

Harbor Bankshares Corporation

(Exact name of registrant as specified in its charter)

Maryland	52-1786341
(State of other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

25 W. Fayette Street, Baltimore, Maryland	21201
(Address of principal executive offices)	(Zip code)

(410) 528-1800

Registrant’s telephone number, including area code

Not Applicable

Former name, address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  YES  ☐  NO

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the latest practical date.

Common stock, non-voting, $.01 Par value—33,795 shares as of September 30, 2002.

Common stock, $.01 Par value – 697,980 shares as of September 30, 2002.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

	September 30, 2002	December 31 2001
	(Unaudited)
	Dollars in Thousands
ASSETS
Cash and Due from Banks	$5,967	$6,992
Interest Bearing Deposits in Other Banks	2,400	1,162
Investment Securities:
Held to maturity (market values of $2,190 as of September 30, 2002 and $2,121 as of December 31,2001)	2,059	2,064
Available for Sale	52,029	48,932

Total Investment Securities	54,088	50,996

Federal Funds Sold	16,703	10,553
Loans (Net of unearned income	112,906	106,807
Allowance for Loan Losses	(1,013)	(960)

Net Loans	111,893	105,847

Property and Equipment—Net	1,047	996
Other Real Estate Owned	14	14
Other Intangible Assets	3,246	2,506
Accrued Interest Receivable and Other Assets	7,542	7,520

TOTAL ASSETS	$202,900	$186,586

LIABILITIES
Deposits:
Non-Interest Bearing Demand	$25,153	$19,979
Interest Bearing Transaction Accounts	22,894	21,206
Savings	81,732	75,330
Time, $100,000 or more	25,769	29,222
Other Time	30,742	25,795

Total Deposits	186,290	171,532
Accrued Interest and Other Liabilities	734	813
Notes Payable	1,978	2,000

TOTAL LIABILITIES	189,002	174,345

STOCKHOLDERS’ EQUITY
Common stock, non voting,—par value $.01 per share:
Authorized 10,000,000 shares; at 697,980 at September 30, 2002 and 688,632 at December 31, 2001 and 33,795 common non-voting at September 30, 2002 and 33,333 at December 31, 2001.	7	7
Capital Surplus	6,986	6,986
Retained Earnings	6,460	5,538
Accumulated other comprehensive income (deficit)	445	(290)

TOTAL STOCKHOLDERS’ EQUITY	13,898	12,241

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$202,900	$186,586

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
	In Thousands
	Except per Share Data
INTEREST INCOME
Interest and Fees on Loans	$6,787	$7,024
Interest on Investment Securities (Taxable)	1,653	2,836
Interest on Deposits in Other Banks	44	33
Interest on Federal Funds Sold	220	660
Other Interest Income	24	32

TOTAL INTEREST INCOME	8,728	10,585

INTEREST EXPENSE
Interest on Deposits
Savings	883	2,185
Interest Bearing Transaction Accounts	44	111
Time $100,000 or More	702	1,313
Other Time	876	1,191
Interest on Borrowed Funds	—	9
Interest on Notes Payable	107	106

TOTAL INTEREST EXPENSE	2,612	4,915

NET INTEREST INCOME	6,116	5,670
Provision for Loan Losses	258	300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,858	5,370

NON-INTEREST INCOME
Service Charges on Deposit Accounts	683	742
Other Income	623	699
Gain on Sale of Loans	35	34
CDF/Awards	—	229
Realized Gains on Available for Sale Securities	226	95

Total Non-Interest Income	1,567	1,799

NON-INTEREST EXPENSES
Salaries and Employee Benefits	3,034	2,973
Occupancy Expense of Premises	588	587
Equipment Expense	364	504
Data Processing Expense	735	698
Amortization of Intangible Assets	27	248
Other Expenses	1,365	1,331

Total Non-Interest Expenses	6,113	6,341

INCOME BEFORE INCOME TAXES	1,312	828
Applicable Income Taxes	387	260

NET INCOME	$925	$568

BASIC EARNINGS PER SHARE	$1.27	$.81
DILUTED EARNINGS PER SHARE	$1.23	$.79
AVERAGE COMMON SHARES OUTSTANDING	730	702

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2002	2001
	(Unaudited)
	In Thousands
	Except per Share Data
INTEREST INCOME
Interest and Fees on Loans	$2,278	$2,253
Interest on Investment Securities (Taxable)	572	958
Interest on Deposits in Other Banks	20	11
Interest on Federal Funds Sold	50	149
Other Interest Income	7	24

TOTAL INTEREST INCOME	2,927	3,395

INTEREST EXPENSE
Interest on Deposits
Savings	307	619
Interest Bearing Transaction Accounts	19	35
Time $100,000 or More	211	414
Other Time	302	361
Interest on Notes Payable	37	36

TOTAL INTEREST EXPENSE	876	1,465

NET INTEREST INCOME	2,051	1,930
Provision for Loan Losses	83	100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,968	1,830

NON-INTEREST INCOME
Service Charges on Deposit Accounts	233	234
Other Income	198	209
Gain on Sale of Loans	12	29
CDF/Awards	—	229
Realized Gains on Available for Sale Securities	198	49

Total Non-Interest Income	641	750

NON-INTEREST EXPENSES
Salaries and Employee Benefits	998	977
Occupancy Expense of Premises	208	198
Equipment Expense	113	162
Data Processing Expense	280	235
Amortization of Intangible Assets	16	82
Other Expenses	488	506

Total Non-Interest Expenses	2,103	2,160

INCOME BEFORE INCOME TAXES	506	420
Applicable Income Taxes	153	135

NET INCOME	$353	$285

BASIC EARNINGS PER SHARE	$.48	$.39
DILUTED EARNINGS PER SHARE	$.47	$.38
AVERAGE COMMON SHARES OUTSTANDING	733	702

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
	In Thousands
OPERATING ACTIVITIES
Net Income	$925	$568
Adjustments to Reconcile Net Income to Net Cash
And Cash Equivalents Provided by (Used in) Operating
Activities:
Origination of Loans Held for Sale	(2,689)	(2,150)
Proceeds from the Sale of Loans Held for Sale	2,724	2,184
Gains on sale of loans	(35)	(34)
Gains on sale of securities	(226)	(95)
Provision for Possible Loan Losses	258	300
Depreciation and Amortization	611	703
Increase in Interest Receivable and Other	(514)	98
Decrease in Interest Payable and Other
Liabilities	(185)	(110)

Net Cash (Used in) Provided by Operating Activities	869	1,464

INVESTING ACTIVITIES
Net Decrease in Deposits at Other Banks	(1,238)	(553)
Purchase Investment Securities held to Maturity	—	(2004)
Purchase of Investments Securities Available for Sale	(35,411)	(29,914)
Proceeds from Securities called	19,350	13,000
Proceeds from sale of Investment Securities
Available for sale	13,227	13,315
Net (Increase) Decrease in Loans	(6,021)	9,178
Purchase of Premises and Equipment	(387)	(159)

Net Cash (Used in) Provided by Investing Activities	(10,480)	2,863

FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing
Transaction Accounts	5,174	2,431
Net Increase in Interest Bearing
Transaction Accounts	1,691	2,994
Net (Decrease) Increase in Savings Deposits	6,402	(867)
Net Increase in Time Deposits	1,494	1,970
Payment of Cash Dividends	(3)	—
Payment of Notes Payable	(22)	—
Sale of Common Stock	—	485
Short Term Borrowings	—	(2,000)

Net Cash Provided by Financing Activities	14,736	5,013

(Decrease) in Cash and Cash Equivalents	5,125	9,340
Cash and Cash Equivalents at Beginning of Period	17,545	5,223

Cash and Cash Equivalents at End of Period	$22,670	$14,563

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2002

Note 1 – Basis of Presentation

Substantially all of the assets, liabilities and operations of Harbor Bankshares Corporation (the “Company”) are attributable to its wholly owned subsidiaries, Harbor Bank and Harbor Financial Services. The accompanying unaudited consolidated financial statements include the accounts of the Company, Harbor Bank and Harbor Financial Services.

The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements, include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of American requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s 2001 Form 10-KSB filed with the Securities and Exchange Commission.

Certain reclassifications of 2001’s amounts have been made to conform to current year presentation. Such reclassification had no effect on net income.

Note 2 – Comprehensive Income

Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources.

Presented below is a reconciliation of net income to comprehensive income indicating the component of other comprehensive income:

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

	Nine Months Ended September 30,
	2002	2001
Net Income	$925	$568
—Other Comprehensive Income:
Unrealized Holding Gains
Arising During the period	900	615
—Less: Reclassified Adjustments for gains included in Net Income	(226)	(95)

Other Comprehensive Income Before Taxes	674	520
Income Tax Expense Related to items of Other Comprehensive Income	229	177

Other Comprehensive Income	445	343

Comprehensive Income	$1,370	$911

Note 3 – Per Share Data

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

The following table presents a summary of per share data and amounts for the period indicated:

	Nine Months Ended		Three Months Ended
	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30 2001
Basic:
Net income applicable to common stock	$925,597	$568,215	$353,190	$285,304

Average common shares outstanding	729,844	710,095	732,775	731,210

Basic net income per share	$1.27	$.80	$.48	$.39

Diluted:
Net income applicable to common stock	$925,597	$568,215	$353,190	$285,304

Average common shares outstanding	729,844	710,095	732,775	731,210
Stock option adjustment	23,263	18,520	23,263	22,932

Diluted average common shares outstanding	753,107	728,615	756,038	754,142

Diluted net income per share	$1.23	$.78	$.47	$.38

Average common shares outstanding for 2001 have been adjusted to reflect a stock dividend paid in March 2002.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Note 4 : New Accounting Pronouncements

On January 1, 2002, Harbor Bankshares Corporation (the “Company”) adopted Statement of Financial Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets. SFAS No. 142 provide that goodwill shall not be amortized but should be tested for impairment on an annual basis, using criteria prescribed in the statement. If the carrying amount of goodwill exceeds its implied fair value, as recalculated, an impairment loss equal to the excess shall be recognized. Recognized intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets

The Company’s intangible assets at June 30, 2002 classified as “intangible assets other than goodwill” and primarily represent the unamortized intangible related to the Company’s acquisitions of a branch office from other bank. At June 30, 2002, the carrying amount of this intangible was $724 thousand, and is being amortized on a straight line basis in accordance with SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, which was not superceded by SFAS No. 142.

On October 1, 2002, the Financial Accounting Standards Board issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”, which amends certain provisions of SFAS No. 72, SFAS No. 144, and FASB Interpretation No. 9. SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and requires that such acquisitions be accounted for in accordance with SFAS No. 141, “Business Combinations”. If the acquisition meets the definition of a business combination, it shall be accounted for by the purchase method in accordance with the provisions of SFAS No. 141. Any goodwill that results will be accounted for in accordance with the provisions of SFAS No. 142. If the acquisition does not meet the definition of a business combination, the cost of the assets acquired shall be allocated to the individual assets acquired and liabilities assumed based on their relative fair values and shall not give rise to goodwill.

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

Existing unidentifiable intangible assets, as that term is defined in SFAS No. 72, previously recognized under the provisions of SFAS No. 72 shall continue to be amortized (consistent with the existing clarifying provisions of Emerging Issues Task Force Topic D-100) unless the transaction in which the intangible asset arose met the definition of a business combination.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Management does not believe its branch office acquisition meets the definition of a business combination and intends to continue amortizing the intangible assets, subject to periodic review for impairment and its estimated useful lives.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, (“Statement 143”), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 is effective for fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment of Long-Lived Assets (“Statement 144”), which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“Statement 121”) and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. While Statement 144 retains many of the fundamental provisions of Statement 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previouslyaddressed by Statement 121. Statement 144 is effective for fiscal years beginning after December 15, 2001. This Statement did not have a material impact on the Company’s financial statements.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Part I. FINANCIAL INFORMATION

Item II. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harbor Bankshares Corporation earnings for the third quarter of 2002, totaled $353 thousand, an increase of $68 thousand or 23.9 percent when compared to the third quarter of 2001. The third quarter of 2001 included a $229 thousand award from the CDFI Fund. Earnings for the third quarter of 2002 reflect the adoption of SFAS No. 142. The positive effect on earnings due to this adoption was an $83 thousand pre-tax increase. There was no award reflected in the 2002 third quarter earnings. Net interest income increased by $121 thousand or 6.3 percent. Non-interest income decreased by $109 thousand or 14.5 percent mainly due to the CDFI award mentioned above. Included in the non-interest income for 2002, are gains on available for sale securities of $198 thousand. Non-interest expense for the quarter decreased by $57 thousand or 2.6 percent. The provision for loan losses decreased by $17 thousand or 17.0 percent.

Year to date earnings as of September 30, 2002, were $925 thousand, reflecting an increase of $357 thousand or 62.8 percent when compared to the same period for 2001. The earnings increase is principally attributed to the re-pricing of liabilities, which decreased the cost of funds substantially and the adoption of SFAS No. 142. Return on Average Assets (ROAA) and Return on Average Equity (ROAE) were .63 percent and 9.57 percent respectively.

Net interest income increased by $446 thousand or 7.9 percent when compared to the same period of the prior year. The increase in net interest income, reflects a lower cost of funds due to the re-pricing of liabilities, mainly in the time deposit category. Interest on investment securities decreased by $1.2 million or 41.7 percent, mainly due to the “Call” feature of some of the securities, with the proceeds re-invested at lower rates. Interest and fees on loans also decreased by $237 thousand or 33.7 percent due to lower interest rates, reflecting the various rate drops experienced during the later part of 2001. Interest expense on savings accounts decreased by $1.3 million or 59.6 percent, and the cost of time deposits decreased by $926 thousand or 37.0 percent. Both categories reflected the re-pricing due to lower rates during 2001. Interest on notes payable, at $107 thousand, remained the same for both periods.

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

The allowance for loan losses as of September 30, 2002 was $1.0 million or ..89 percent of total loans, and $873 thousand or .85 percent at the end of the comparable 2001 period. Management analyzes the reserves for possible losses on a quarterly basis. The analysis takes into consideration the overall loan portfolio and its underlying collateral, the mix of loans within the portfolio, delinquency trends, economic conditions, current and prospective trends in real estate values, and other relevant factors. It is the opinion of management that as of September 30, 2002, the reserve for possible loan losses is adequate.

Non-interest income decreased by $232 thousand or 12.9 percent. Services charges on deposit accounts decreased by $59 thousand or 7.9 percent due to programs tailored to attract and retain new customers. Other non-interest income decreased by $78 thousand or 8.1 percent. Included in the non-interest were $159 thousand of earnings on cash

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

surrender value of life insurance, $206 thousand of ATM Fees, $35 thousand of gains on the sale of loans and $226 thousand on realized gains on the sale of securities.

Fee income from the Bank’s subsidiary, Harbor Financial Services, was $50 thousand. They had net losses of $2 thousand as of September 30, 2002. There was no CDFI award reflected in the non-interest income as of September 30, 2002. A $229 thousand award is reflected in the non-interest income for 2001.

Non-interest expenses increased slightly by $20 thousand or .31 percent. Salary and benefits increased by $61 thousand or 2.0 percent reflecting salary and staff increases due to a merger of a branch facility in Baltimore county. Occupancy expenses at $588 thousand was almost the same as of the prior year. The occupancy cost for the same 2001 period was $587 thousand.

Equipment expenses decreased by $140 thousand or 27.8 percent, mainly attributed to lower depreciation expense. Data processing expenses increased by $37 thousand or 5.3 percent reflecting the additional cost related to a branch acquisition from another Bank. Intangible assets amortization was $27 thousand as a result of a branch acquisition on April 2002. Goodwill amortization as of September 30, 2001 was $248 thousand. The Corporation adopted SFAS No. 142 on January 1, 2002, stopping the amortization expense of the goodwill for the year.

As of September 30, 2002, investment securities reflected an increase of $3.1 million or 6.0 percent when compared to the investment reflected as of December 31, 2001. Net loans also increased by $6.0 million or 5.7 percent and Federal Fund sold increased by $6.2 million or 58.3 percent.

Total deposits were $186 million reflecting an increase of $14.7 million or 8.6 percent when compared to year-end 2001. The increase was basically due to the acquisition of a branch facility in Baltimore county, on April 29, 2002. The total deposits obtained through this acquisition totaled $18.8 million, a premium of 4.0 percent or $751 thousand was paid for the deposits. Non-interest bearing deposits increased by $5.2 million or 25.6 percent, while interest bearing transaction accounts increased by $1.7 million or 7.9 percent. Savings deposits grew by $6.4 million or 8.5 percent. Time deposits increased by $1.5 million or 2.7 percent. Long term borrowings decreased by $22 thousand due to the re-payment of principal as stated in the note agreement with NCIF. The outstanding balance of these borrowings as of September 30, 2002, was one million, nine hundred and seventy eight thousand, compared to two million as of December 31, 2001.

Stockholder’s equity increased by $1.6 million, net earnings of $925 thousand coupled with a net gain of $445 thousand in other comprehensive income were the main reasons for the increase. Primary and risk based capital for the Corporation was 5.31 percent and 9.42 percent respectively.

The Corporation stock is traded privately. During the period, a few trades were registered at $18.00 per share.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Part II: OTHER INFORMATION

Item I.	Legal Proceedings

The Corporation and its subsidiary, at times and in the ordinary course of business, are subject to legal actions. Management does not believe the outcome of such matters will have a material adverse effect on the financial condition of the Corporation.

Item II.	Changes in Securities

None

Item III.	Defaults Upon Senior Securities

None

Items IV.	Submission of Matters to a Vote of Security Holders

None

Item V.	Other Information

None

Item VI.	Exhibits and Reports on Form 8-K

.	The Company did not file any report on Form 8-K for the period ending September 30, 2002

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR BANKSHARES CORPORATION

Date:	6-18-03	By:	/s/ JOSEPH HASKINS, JR.
Joseph Haskins, Jr. Chairman and Chief Executive Officer

Date:	6-18-03	/s/ TEODORO J. HERNANDEZ
Teodoro J. Hernandez Treasurer