Form 10QSB
period 2003-06-30
HARBOR BANKSHARES CORP
filed 2003-08-08
CIK 889608

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                          to

Commission File Number 0-20990

HARBOR BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-1786341
(State of other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

25 W. Fayette Street, Baltimore, Maryland	21201
(Address of principal executive office)	(Zip code)

Registrant’s telephone number, including area code: (410) 528-1800

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, non-voting, $.01 Par value – 33,795 shares as of June 30, 2003.

Common stock, $.01 Par value – 670,381 shares as of June 30, 2003.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

	June 30 2003	December 31 2002
	(Unaudited)
	Dollars in Thousands
ASSETS
Cash and Due from Banks	$9,325	$7,273
Interest Bearing Deposits in Other Banks	1,900	2,300
Investment Securities:
Held to maturity (market values of $2,174 as of June 30, 2003 and $2,189 as of December 31, 2002)	2,054	2,057
Available for Sale	40,269	53,627

Total Investment Securities	42,323	55,684

Federal Funds Sold	7,094	12,653
Loans Held for Sale	3,964	2,372
Loans	141,566	119,199
Allowance for Loan Losses	(1,118)	(1,049)

Net Loans	140,448	118,150

Property and Equipment – Net	1,027	985
Other Real Estate Owned	61	70
Goodwill	2,506	2,506
Intangible Assets	674	716
Accrued Interest Receivable and Other Assets	7,603	7,525

TOTAL ASSETS	$216,925	$210,234

LIABILITIES
Deposits:
Non-Interest Bearing Demand	$32,114	$27,420
Interest Bearing Transaction Accounts	24,998	21,846
Savings	86,425	88,911
Time, $100,000 or more	27,603	25,842
Other Time	28,524	29,275

Total Deposits	199,664	193,294
Accrued Interest and Other Liabilities	826	848
Notes Payable	1,872	1,943

TOTAL LIABILITIES	202,362	196,085

STOCKHOLDERS EQUITY
Common stock, non voting, – par value $.01 per share:
Authorized 10,000,000 shares; at 670,381 at June 30, 2003 and 702,018 at December 31, 2002 and 33,795 common non-voting at June 30, 2003 and December 31, 2002.	7	7
Paid in Capital	7,209	7,204
Retained Earnings	7,002	6,436
Accumulated other comprehensive income	345	502

TOTAL STOCKHOLDERS EQUITY	14,563	14,149

TOTAL LIABILITIES & STOCKHOLDERS EQUITY	$216,925	$210,234

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2003	2002
	(Unaudited) In Thousands Except per Share Data
INTEREST INCOME
Interest and Fees on Loans	$2,632	$2,311
Interest on Investment Securities (Taxable)	411	572
Interest on Deposits in Other Banks	19	13
Interest on Federal Funds Sold	25	80
Other Interest Income	4	8

TOTAL INTEREST INCOME	3,091	2,984

INTEREST EXPENSE
Interest on Deposits
Savings	191	306
Interest Bearing Transaction Accounts	12	13
Time $100,000 or More	190	213
Other Time	226	303
Interest on Notes Payable	33	35

TOTAL INTEREST EXPENSE	652	870

NET INTEREST INCOME	2,439	2,114
Provision for Loan Losses	142	82

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,297	2,032

NON-INTEREST INCOME
Service Charges on Deposit Accounts	215	238
Other Income	192	208
Gain of Sale of Loans	28	1

TOTAL NON-INTEREST INCOME	435	447

NON-INTEREST EXPENSES
Salaries and Employee Benefits	1,061	1,041
Occupancy Expense of Premises	196	193
Equipment Expense	105	121
Data Processing Expense	232	236
Amortization of Other Intangible Assets	20	10
Other Expenses	506	469

TOTAL NON-INTEREST EXPENSES	2,120	2,070

INCOME BEFORE INCOME TAXES	612	409
Applicable Income Taxes	191	120

NET INCOME	$421	$289

BASIC EARNINGS PER SHARE	.58	$.39
DILUTED EARNINGS PER SHARE	$.56	$.38
AVERAGE COMMON SHARES OUTSTANDING	736	732
Dividends Declared per Share	$.25	$.25

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,
	2003	2002
	(Unaudited) In Thousands Except per Share Data
INTEREST INCOME
Interest and Fees on Loans	$5,014	$4,509
Interest on Investment Securities (Taxable)	898	1,081
Interest on Deposits in Other Banks	38	24
Interest on Federal Funds Sold	55	170
Other Interest Income	13	17

TOTAL INTEREST INCOME	6,018	5,801

INTEREST EXPENSE
Interest on Deposits
Savings	388	576
Interest Bearing Transaction Accounts	23	25
Time $100,000 or More	381	491
Other Time	464	574
Interest on Notes Payable	67	70

TOTAL INTEREST EXPENSE	1,323	1,736

NET INTEREST INCOME	4,695	4,065
Provision for Loan Losses	365	175

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,330	3,890

NON-INTEREST INCOME
Service Charges on Deposit Accounts	420	450
Other Income	397	425
Gain of Sale of Loans	49	23
Realized Gains on Security Sales	83	28

TOTAL NON-INTEREST INCOME	949	926

NON-INTEREST EXPENSES
Salaries and Employee Benefits	2,101	2,036
Occupancy Expense of Premises	409	380
Equipment Expense	202	251
Data Processing Expense	476	455
Amortization of Other Intangible Assets	40	10
Other Expenses	969	877

TOTAL NON-INTEREST EXPENSES	4,197	4,009

INCOME BEFORE INCOME TAXES	1,082	807
Applicable Income Taxes	332	235

NET INCOME	$750	$572

BASIC EARNINGS PER SHARE	1.02	$.78
DILUTED EARNINGS PER SHARE	$.99	$.76
AVERAGE COMMON SHARES OUTSTANDING	736	732
Dividends Declared per Share	$.25	$.25

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2003	2002
	(Unaudited) In Thousands
OPERATING ACTIVITIES
Net Income	$750	$572
Adjustments to Reconcile Net Income to Net Cash
And Cash Equivalents Provided by (Used in) Operating Activities:
Origination of Loans Held for Sale	(2,385)	(2,025)
Proceeds from the Sale of Loans Held for Sale	2,434	2,048
Gains on sale of loans	(49)	(23)
Gains on sale of securities	(83)	(28)
Provisions for possible loan losses	365	175
Depreciation and Amortization	236	243
Increase in Interest Receivable and Other Assets	(27)	(848)
Decrease in Interest Payable and Other Liabilities	(22)	22

Net Cash Provided by Operating Activities	1,219	136

INVESTING ACTIVITIES
Net Decrease (Increase) in Deposits at Other Banks	400	(1,332)
Purchase of Investments Securities Available for Sale	(20,980)	(20,093)
Proceeds from Securities called	26,000	4,000
Proceeds from Matured Securities and Principal Payments	3,779	549
Proceeds from sale of Investment Securities
Available for sale	4,083	6,480
Net Increase in Loans	(23,890)	(3,624)
Purchase of Premises and Equipment	(238)	(174)

Net Cash Used in Investing Activities	(10,846)	(14,194)

FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing
Transaction Accounts	4,694	4,716
Net (Decrease) Increase in Interest Bearing
Transaction Accounts	3,152	(491)
Net (Decrease) Increase in Savings Deposits	(2,486)	6,756
Net Increase in Time Deposits	1,010	608
Payment of Cash Dividends	(184)	(3)
Repayment of Long-Term Debt	(71)	—
Proceeds from the Sale of Common Stock	5	—

Net Cash Provided By Financing Activities	6,120	11,586

Decrease in Cash and Cash Equivalents	(3,507)	(2,472)
Cash and Cash Equivalents at Beginning of Period	19,926	17,545

Cash and Cash Equivalents at End of Period	$16,419	$15,073

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2003

Note A:	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10 – QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation’s Annual Report on Form 10 – KSB for the year ended December 31, 2002.

Note B:	Comprehensive Income

The Company’s comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-equity sources, and consists of its net income and unrealized holding gains (losses) on its available for sale securities.
Presented below is a reconciliation of net income to comprehensive income

	Six Months Ended June 30,
	2003	2002
Net Income	$750	$572
Unrealized gains on securities	523	237
Available-for-sale
Related income tax expense	(178)	(81)

	345	156

Reclassifications adjustment for gains
Included in net income	(83)	(28)
Related income tax benefit	28	10

	(55)	(18)

Other Comprehensive Income	290	138

Total Comprehensive Income	$1,040	$710

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

EARNINGS PER SHARE

Note C:	Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of potentially diluted transactions or conversions. This computation of diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method which could occur if contracts to issue common stock, such as stock options, were exercised and shared in corporate earnings.

The following table presents a summary of per share data and amounts for the period indicated:

	Six Months Ended
	June 30, 2003	June 30, 2002
Basic:
Net income applicable to common stock	$750,258	$572,431

Average common shares outstanding	736,017	731,775

Basic net income per share	$1.02	$.78

Diluted:
Net income applicable to common stock	$750,258	$572,431

Average common shares outstanding	736,017	731,775
Stock option adjustment	21,722	24,097

Diluted average common shares outstanding	757,739	755,872

Diluted net income per share	$.99	$.76

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Note D:

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123”, which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS No. 148 enables companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors better and more frequent disclosure about the cost of employee stock options. The corporation will continue to apply the disclosure-only provisions of both SFAS No. 123 and SFAS No. 148.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Part I. FINANCIAL INFORMATION

Item II.	Managements Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements. This management’s discussion and analysis of financial condition and results of operations and other portions of this report include forward-looking statements such as: statements of the Company’s goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of loan quality, and probable loan losses, liquidity, and interest risk; and statements of the Company’s ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company’s past growth and performance do not necessarily indicate its future results.

Harbor Bankshares Corporation’s earnings for the second quarter of 2003 totaled $421 thousand, an increase of $132 thousand or 45.7 percent when compared to the second quarter of 2002. Net interest income increased by $325 thousand or 15.4 percent. Non-interest expense for the quarter increased by $50 thousand or 2.4 percent. The provision for loan loses increased by $60 thousand or 73.2 percent.

Year to date earnings as of June 30, 2003 were $750 thousand, reflecting an increase of $178 thousand or 31.1 percent when compared to the first six months of 2002. The continuing re-pricing of liabilities, increased loan demand and cost controls were the major factors for the increase. The annualized return on average assets (ROAA) and average stockholders equity (ROAE) were .71 percent and 10.5 percent respectively, compared to .59 percent and 9.11 percent achieved during the first six months of 2002.

Net interest income increased by $630 thousand or 15.5 percent when compared to the first six months of 2002. Interest and fees on loans increased by $505 thousand or 11.2 percent reflecting the increased loan demand. Investment income decreased by $183 thousand or 16.9 percent and Federal funds income decreased by $115 thousand or 67.6 percent. The decrease in both of these categories reflect the use of the excess funds and liquidation of securities in order to fund the loan demand. Interest expense decreased by $413 thousand or 23.8 percent. Interest expense on savings account decreased by $188 thousand or 32.7 percent, the interest expense on time deposits decreased by $220 thousand or 20.7 percent. Continuing rate reductions and re-pricing of deposits were the main reasons for the decreases. The interest expense for transaction accounts and notes payable showed a slight decrease when compared to the prior year. Interest expense on transaction accounts decreased by $2 thousand or 8.0 percent and interest expense on notes payable, decreased by $3 thousand or 4.3 percent, reflecting the payment of some of the principal of the note payable.

The provision for possible loan losses was $365 thousand compared to $175 thousand for the same period of 2002, an increase of $190 thousand or 108.6 percent. The increase reflects the amount necessary to bring the allowance for loan losses to the level determined to be appropriate by management under the Company’s allowance methodology after charge-offs. Charge-offs year to date totaled $324 thousand, reflecting an increase of $136 thousand or 72.3 percent. Consumer loan charge-offs at $220 thousand, represented 67.9 percent of total charge-offs for the quarter. Recoveries for the period were $29 thousand, increasing slightly over the $28 thousand recovered during 2002.

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

This analysis is used to validate the loan loss reserve matrix as well as assist in establishing overall lending direction. In Management’s opinion, the loan loss reserve as of June 30, 2003 is considered adequate.

Non-performing assets consist of non-accruing loans, loans past due 90 days or more but still accruing, restructured loans, and foreclosed real estate.

The following table shows the non-performing assets as of June 30, 2003 compared to December 31, 2002.

	June 30, 2003	December 31, 2002
Non-accruing Loans	$264	409
Past Due 90 days or more	390	746
Restructured loans	—	—

Total non-performing loans	$654	$1,155
Foreclosed real estate	61	70

Total non-performing assets	$715	$1,225

Non-performing loans to total loans	.50%	.95%
Non-performing assets to total assets	.33%	.58%
Allowance for loan losses to non-performing loans	170.9%	90.8%

Non-interest income increased by $23 thousand or 2.5 percent. Service charges on deposit accounts decreased by $30 thousand or 6.7 percent. Other income increased by $53 thousand or 11.1 percent. Included in other income are $83 thousand of gains on securities available for sale and $49 thousand of gains on real estate loans sold. Non-interest expense increased by $188 thousand or 4.7 percent. Salary and benefits increased by $65 thousand or 3.2 percent. Occupancy cost increased by $29 thousand or 7.6 percent due to general rent increases and expansion of the Bank. Equipment expense decreased by $49 thousand or 19.5 percent as a result of lesser depreciation cost. Data Processing expense increased by $21 thousand or 4.6 percent resulting also from the Bank’s expansion. Amortization of intangible assets at $40 thousand relates to the acquisition of a branch during the second quarter of 2002. Other expenses increased by $92 thousand or 10.5 percent.

As of June 30, 2003, total deposits were $199.6 million, reflecting an increase of $6.4 million or 3.3 percent when compared to deposits as of December 31, 2002. Non-interest bearing transaction accounts increased by $4.7 or million or 17.1 percent while interest bearing transaction accounts increased by $3.1 million or 14.4 percent. Savings accounts which include money market accounts decreased by $2.5 million or 2.8 percent. Time deposits decreased by $1.0 million or 1.8 percent.

Net loans increased by $23.9 million or 19.8 percent from $120.5 million to $144.4 million. The increase was mainly registered in the Commercial and Real Estate loans categories.

Stockholders’ equity increased by $414 thousand or 2.9 percent. Earnings of $750 thousand, combined with a decrease of unrealized gains on available-for-sale securities of $157 thousand and cash dividends of $184 thousand, were the main reason for the increase reflected above. Primary and risk based capital for the Corporation were 5.17 percent and 8.28 percent respectively.

The Corporation stock is traded privately. As of June 30, 2003, a few trades were registered at $18.00 per share. On June 30, 2003, Bank of America deeded Harbor Bankshares Corporation 32,137 shares of stock, reducing the outstanding number of common voting shares to 670,381 shares from 702,518 shares.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

ITEM III.	Contr ols and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and the Treasurer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a – 15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures were adequate. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15 under the Securities Act of 1934) during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Corporation and its subsidiary, at times and in the ordinary course of business, are subject to legal actions. Management does not believe the outcome of such matters will have a material adverse effect on the financial condition of the Corporation.

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Other Information

None

Item 5.	Exhibits and Reports on Form 8-K

Exhibits

Exhibit 99.1 (Exhibit 31), Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 99.2 (Exhibit 32), 18 U.S.C Section 1350 Certifications

Reports on Form 8-K

The Company did not file any report on Form 8-K for the period ending June 30, 2003.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR BANKSHARES CORPORATION

Date: 8-6-03	/s/ JOSEPH HASKINS, Jr.
Joseph Haskins, Jr.
Chairman and Chief Executive Officer

Date: 8-06-03	/s/ TEODORO J. HERNANDEZ
Teodoro J. Hernandez
Treasurer