Form 10QSB
period 2003-09-30
HARBOR BANKSHARES CORP
filed 2003-11-13
CIK 889608

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-20990

HARBOR BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-1786341
(State of other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

25 W. Fayette Street, Baltimore, Maryland	21201
(Address of principal executive office)	(Zip code)

Registrants telephone number, including area code:  (410) 528-1800

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, non-voting, $.01 Par value - 33,795 shares as of September 30, 2003.

Common stock, $.01 Par value – 670,381 shares as of September 30, 2003.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30 2003	December 31 2002
	(Unaudited)
	Dollars in Thousands
ASSETS
Cash and Due from Banks	$5,240	$7,273
Federal Funds Sold	8,327	12,653
Interest Bearing Deposits in Other Banks	1,958	2,300
Investment Securities:
Held to maturity (market values of $2,174 as of September 30, 2003 and $2,189 as of December 31,2002)	2,051	2,057
Available for Sale	33,035	53,627

Total Investment Securities	35,086	55,684

Loans Held for Sale	3,734	2,372
Loans	144,423	119,199
Allowance for Loan Losses	(1,306)	(1,049)

Net Loans	143,117	118,150

Property and Equipment – Net	3,753	985
Other Real Estate Owned	—	70
Goodwill	2,506	2,506
Intangible Assets	653	716
Accrued Interest Receivable and Other Assets	7,607	7,525

TOTAL ASSETS	$211,981	$210,234

LIABILITIES
Deposits:
Non-Interest Bearing Demand	$31,945	$27,420
Interest Bearing Transaction Accounts	22,145	21,846
Savings	85,997	88,911
Time, $100,000 or more	27,479	25,842
Other Time	26,872	29,275

Total Deposits	194,438	193,294
Accrued Interest and Other Liabilities	889	848
Notes Payable	1,849	1,943

TOTAL LIABILITIES	197,176	196,085

STOCKHOLDERS EQUITY
Common stock, – par value $.01 per share: Authorized 10,000,000 shares; issued 670,381 at September 30, 2003 and 702,018 at December 31, 2002 and 33, 795 common non-voting at September 30, 2003 and December 31, 2002.	7	7
Paid in Capital	7,209	7,204
Retained Earnings	7,468	6,436
Accumulated other comprehensive income	121	502

TOTAL STOCKHOLDERS EQUITY	14,805	14,149

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$211,981	$210,234

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2003	2002
	(Unaudited) In Thousands Except per Share Data
INTEREST INCOME
Interest and Fees on Loans	$2,614	$2,278
Interest on Investment Securities (Taxable)	300	572
Interest on Deposits in Other Banks	15	20
Interest on Federal Funds Sold	16	50
Other Interest Income	4	7

TOTAL INTEREST INCOME	2,949	2,927

INTEREST EXPENSE
Interest on Deposits
Savings	155	307
Interest Bearing Transaction Accounts	8	19
Time $100,000 or More	181	211
Other Time	187	302
Interest on Notes Payable	23	37

TOTAL INTEREST EXPENSE	554	876

NET INTEREST INCOME	2,395	2,051
Provision for Loan Losses	158	83

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,237	1,968

NON-INTEREST INCOME
Service Charges on Deposit Accounts	213	233
Other Income	166	198
Realized Gains on Security Sales	142	198
Gain of Sale of Loans	23	12

TOTAL NON-INTEREST INCOME	544	641

NON-INTEREST EXPENSES
Salaries and Employee Benefits	1,089	998
Occupancy Expense of Premises	167	208
Equipment Expense	93	113
Data Processing Expense	251	280
Amortization of Other Intangible Assets	20	17
Other Expenses	483	488

TOTAL NON-INTEREST EXPENSES	2,103	2,104

INCOME BEFORE INCOME TAXES	678	505
Applicable Income Taxes	212	152

NET INCOME	$466	$353

BASIC EARNINGS PER SHARE	$.64	$.48
DILUTED EARNINGS PER SHARE	$.62	$.47

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,
	2003	2002
	(Unaudited) In Thousands Except per Share Data
INTEREST INCOME
Interest and Fees on Loans	$7,628	$6,787
Interest on Investment Securities (Taxable)	1,198	1,653
Interest on Deposits in Other Banks	53	44
Interest on Federal Funds Sold	71	220
Other Interest Income	17	24

TOTAL INTEREST INCOME	8,967	8,728

INTEREST EXPENSE
Interest on Deposits
Savings	543	883
Interest Bearing Transaction Accounts	31	44
Time $100,000 or More	562	702
Other Time	651	876
Interest on Notes Payable	90	107

TOTAL INTEREST EXPENSE	1,877	2,612

NET INTEREST INCOME	7,090	6,116
Provision for Loan Losses	523	258

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,567	5,858

NON-INTEREST INCOME
Service Charges on Deposit Accounts	633	683
Other Income	563	623
Gain of Sale of Loans	72	35
Realized Gains on Security Sales	225	226

TOTAL NON-INTEREST INCOME	1,493	1,567

NON-INTEREST EXPENSES
Salaries and Employee Benefits	3,190	3,034
Occupancy Expense of Premises	576	588
Equipment Expense	295	364
Data Processing Expense	727	735
Amortization of Other Intangible Assets	60	27
Other Expenses	1,452	1,365

TOTAL NON-INTEREST EXPENSES	6,300	6,113

INCOME BEFORE INCOME TAXES	1,760	1,312
Applicable Income Taxes	544	387

NET INCOME	$1,216	$925

BASIC EARNINGS PER SHARE	$1.68	$1.27
DILUTED EARNINGS PER SHARE	$1.63	$1.23
Cash Dividends Declared per Share	$.25	$—

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2003	2002
	(Unaudited) In Thousands
OPERATING ACTIVITIES
Net Income	$1,216	$925
Adjustments to Reconcile Net Income to Net Cash And Cash Equivalents Provided by Operating Activities:
Origination of Loans Held for Sale	(4,143)	(2,689)
Proceeds from the Sale of Loans Held for Sale	4,215	2,724
Gains on sale of loans	(72)	(35)
Gains on sale of securities	(225)	(226)
Provisions for possible loan losses	523	258
Depreciation and Amortization	353	611
Decrease (Increase) in Interest Receivable and Other Assets	51	(514)
Decrease in Interest Payable and Other Liabilities	(53)	(185)

Net Cash Provided by Operating Activities	1,865	869

INVESTING ACTIVITIES
Net Decrease (Increase) in Deposits at Other Banks	342	(1,238)
Purchase of Investments Securities Available for Sale	(23,824)	(35,411)
Proceeds from Securities called	26,000	18,151
Proceeds from Matured Securities and Principal Payments	7,708	1,199
Proceeds from sale of Investment Securities
Available for sale	10,714	13,227
Net Increase in Loans	(26,972)	(6,021)
Purchase of Premises and Equipment	(3,062)	(387)

Net Cash Used in Investing Activities	(9,094)	(10,480)

FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing
Transaction Accounts	4,525	5,174
Net Increase in Interest Bearing
Transaction Accounts	299	1,691
Net (Decrease) Increase in Savings Deposits	(2,914)	6,402
Net (Decrease) Increase in Time Deposits	(766)	1,494
Payment of Cash Dividends	(184)	(3)
Repayment of Long-Term Debt	(95)	(22)
Proceeds from the Sale of Common Stock	5	—

Net Cash Provided By Financing Activities	870	14,736

(Decrease) Increase in Cash and Cash Equivalents	(6,359)	5,125
Cash and Cash Equivalents at Beginning of Period	19,926	17,545

Cash and Cash Equivalents at End of Period	$13,567	$22,670

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2003

Note A:	Basis of Presentation

The accompanying unaudited consolidated financial statements of Harbor Bankshares Corporation and subsidiary (The “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10 – QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s Annual Report on Form 10 – KSB for the year ended December 31, 2002.

Note B:	Comprehensive Income

The Company’s comprehensive income consists of its net income and unrealized holding gains (losses) on its available for sale securities, net of taxes.

Presented below is a reconciliation of net income to comprehensive income.

	Nine Months Ended September 30,
	2003	2002
Net Income	$1,216	$925

Unrealized gains on securities	(353)	900

Available-for-sale
Related income tax expense	120	(226)

	(233)	674

Reclassifications adjustment for gains Included in net income	(225)	(226)

Related income tax benefit	77	77

	(148)	(149)

Total Other Comprehensive Income	(381)	525

Total Comprehensive Income	$1,189	$1,450

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

EARNINGS PER SHARE

Note C:	Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of potentially dilutive transactions or conversions. This computation of diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method which could occur if contracts to issue common stock, such as stock options, were exercised and shared in corporate earnings. At September 30, 2003 and 2002, there were no antidilutive options to purchase common shares.

The following table presents a summary of per share data and amounts for the period indicated:

	Nine Months Ended
	September 30, 2003	September 30, 2002
Basic:

Net income applicable to common stock	$1,215,805	$925,597

Average common shares outstanding	725,286	729,844

Basic net income per share	$1.68	$1.27

Diluted:

Net income applicable to common stock	$1,215,805	$925,597

Average common shares outstanding	725,286	729,844

Stock option adjustment	21,722	23,263

Diluted average common shares outstanding	747,008	753,107

Diluted net income per share	$1.63	$1.23

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Note D:

STOCK OPTION ACCOUNTING

The Company accounts for stock options under the intrinsic value method of recognition and measurement principles of APE Opinion No. 25, Accounting for Stock Issued Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of this underlying common stock on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure is effective for the interim period beginning after December 15, 2002 and requires pro-forma net income and earnings per share disclosures on a quarterly basis. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(In Thousands Except per Share Data)
Net Income, as reported	$466	$353	$1,216	$925
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	—	—	(12)	(21)

Pro-forma net income	$466	$353	$1,204	$904

Earnings per share:
Basic – as reported	$0.64	$0.48	$1.68	$1.27
Basic – pro-forma	$0.64	$0.48	$1.66	$1.24
Diluted – as reported	$0.62	$0.47	$1.63	$1.23
Diluted – pro-forma	$0.62	$0.47	$1.61	$1.20

Note E:

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123”, which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS No. 148 enables companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors better and more frequent disclosure about the cost of employee stock options. The Company will continue to apply the disclosure-only provisions of both SFAS No. 123 and SFAS No. 148.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have a material impact on the results of operations, financial position, or liquidity of the Company.

Note F:

CONTINGENCIES

In 1999, The Harbor Bank of Maryland entered into an agreement with an unaffiliated company that operated and serviced automated teller machines (“ATM’s”). This agreement called for the Bank to provide cash for use in certain ATM’s not located on Bank premises. The Bank has discovered that it has a significant cash shortage in connection with this arrangement. The investigation of the cash shortage is ongoing and the Bank is vigorously pursuing recovery. The Bank cannot yet reasonably estimate the amount of loss it may incur as a result of this cash shortage. Therefore, no accrual for any potential loss has been reflected in the accompanying financial statements. The maximum exposure to the Bank is estimated at approximately $1.1 million, without consideration of any related tax benefit.

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

Harbor Bankshares Corporation’s earnings for the third quarter of 2003 totaled $466 thousand, an increase of $113 thousand or 32.0 percent when compared to the third quarter of 2002. Net interest income increased by $344 thousand or 16.8 percent. Non-interest expense for the quarter decreased by $1 thousand. The provision for loan loses increased by $75 thousand or 90.4 percent.

Year to date earnings as of September 30, 2003 were $1.2 million, reflecting an increase of $291 thousand or 31.5 percent when compared to the same period of 2002. The continuing re-pricing of liabilities, increased loan demand and cost controls were the major factors for the increase. The annualized return on average assets (ROAA) and average stockholders equity (ROAE) were .76 percent and 8.44 percent respectively, compared to .63 percent and 9.57 percent achieved during the first nine months of 2002.

Year to date net interest income increased by $974 thousand or 15.9 percent when compared to the same period of 2002. Interest and fees on loans increased by $841 thousand or 12.4 percent reflecting the increased loan growth. Investment income decreased by $455 thousand or 27.5 percent and Federal funds income decreased by $149 thousand or 67.7 percent. The decrease in both of these categories reflect the use of the excess funds and liquidation of securities in order to fund the loan growth. Interest expense decreased by $735 thousand or 28.1 percent. Interest expense on savings accounts decreased by $340 thousand or 38.5 percent and interest expense on time deposits decreased by $365 thousand or 23.1 percent. Continuing rate reductions and re-pricing of deposits were the main reasons for the decreases. Interest expense on transaction accounts decreased by $13 thousand or 29.5 percent and interest expense on notes payable, decreased by $17 thousand or 15.9 percent, reflecting the re-payment of some of the principal of the notes payable.

The provision for loan losses was $523 thousand compared to $258 thousand for the same period of 2002, an increase of $265 thousand or 102.7 percent. The increase reflects the amount necessary to bring the allowance for loan losses to the level determined to be appropriate by management under the Company’s allowance methodology after charge-offs. Charge-offs year to date totaled $358 thousand, reflecting an increase of $110 thousand or 44.3 percent. Consumer loan charge-offs at $245 thousand, represented 68.4 percent of total charge-offs for the quarter. Recoveries for the period were $93 thousand, reflecting an increase of $49 thousand or 111.3 percent when compared to the same period of 2002.

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

This analysis is used to validate the loan loss reserve matrix as well as assist in establishing overall lending direction. In Management’s opinion, the loan loss allowance as of September 30, 2003 is adequate.

Non-performing assets consist of non-accruing loans, loans past due 90 days or more but still accruing, restructured loans, and foreclosed real estate.

The following table shows the non-performing assets as of September 30, 2003 compared to December 31, 2002.

	September 30, 2003	December 31, 2002
Non-accruing Loans	$202	$409
Past Due 90 days or more	737	746
Restructured loans	—	—

Total non-performing loans	$939	$1,155
Foreclosed real estate	—	70

Total non-performing assets	$939	$1,225

Non-performing loans to total loans	.63%	.95%
Non-performing assets to total assets	.44%	.58%
Allowance for loan losses to non-performing loans	139.1%	90.8%

Non-interest income decreased by $74 thousand or 4.7 percent. Service charges on deposit accounts decreased by $50 thousand or 7.3 percent. Other income decreased by $24 thousand or 2.7 percent. Included in other income are $72 thousand of gains on real estate loans sold and $225 thousand of gains on available for sale securities. The 2002 other income numbers include a $35 thousand gain of real estate loans sold and a $226 thousand gain on the sale of available for sale securities. Non-interest expense increased by $187 thousand or 3.1 percent. Salary and benefits increased by $156 thousand or 5.1 percent. Occupancy cost decreased slightly by $12 thousand or 2.0 percent and equipment expense also decreased by $69 thousand or 18.9 percent as a result of lesser depreciation cost. Data Processing expense decreased by $8 thousand or 1.1 percent. The amortization of intangible assets of $60 thousand relates to the acquisition of a branch during the second quarter of 2002. Other expenses increased by $87 thousand or 6.4 percent.

As of September 30, 2003, total deposits were $194.4 million, reflecting an increase of $1.1 million or .59 percent when compared to deposits as of December 31, 2002. Non-interest bearing transaction accounts increased by $4.5 or million or 16.5 percent while interest bearing transaction accounts increased by $299 thousand or .13 percent. Savings accounts which include money market accounts decreased by $2.9 million or 3.3 percent. Time deposits decreased by $766 thousand or 1.4 percent.

Net loans increased by $26.3 million or 21.8 percent from $120.5 million to $146.9 million. The increase was mainly registered in the Commercial and Real Estate loans categories.

Property and Equipment increased by $2.8 million or 281.0 percent. During September 2003, one of the Corporation’s subsidiary, The Harbor Bank of Maryland, purchased a building located at 25 W. Fayette Street, Baltimore, Maryland 21201. The purchase price of the premises was $2.9 million. The building serves as the Corporation’s headquarters as well as the Bank’s main office and executive offices.

Stockholders’ equity increased by $656 thousand or 4.6 percent. Earnings of $1.2 million, combined with a decrease of unrealized gains on available-for-sale securities of $381 thousand and cash dividend paid in the amount of $184 thousand, resulted in this increase. Primary and risk based capital for the Corporation were 5.58 percent and 8.55 percent respectively.

The Corporation stock is traded privately. As of September 30, 2003, a few trades were registered ranging from $18.00 per share to $20.00 per share.

12

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

ITEM	III. Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and the Treasurer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a – 15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures were adequate. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15 under the Securities Act of 1934) during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Corporation and its subsidiary, at times and in the ordinary course of business, are subject to legal actions. Management does not believe the outcome of such matters will have a material adverse effect on the financial condition of the Corporation.

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Matters Submitted to a Vote of Security Holders

None

Item 5.	Other Information

On October 9, 2003, Harbor Bankshares Corporation issued a Floating Rate Junior Subordinated Debt Securities due 2033 in the amount of $7.0 million. The Debt Security was issued by the corporation pursuant to an Indenture, dated as of October 9, 2003, between the Corporation and Wilmington Trust Company. The Capital Securities will be issued by Harbor Bankshares Corporation Capital Trust pursuant to a Purchase Agreement dated September 18, 2003, between the Corporation, the Trust and Citigroup Global Markets Inc. Upon the receipt of the funds, the Corporation paid off its long-term debt to N.C.I.F. in the amount of $1.8 million and placed the remaining funds in the amount of $4.9 million in its subsidiary, The Harbor Bank of Maryland, increasing the Bank’s Tier One capital. This capital infusion will allow the Bank to increase its lending limit and allow for future growth.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

Exhibit 31, Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32, 18 U.S.C Section 1350 Certifications

Reports on Form 8-K

The Company did not file any report on Form 8-K for the period ending September 30, 2003.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR BANKSHARES CORPORATION

Date: 11/12/03	/s/ Joseph Haskins, Jr.
Joseph Haskins, Jr.
Chairman and Chief Executive Officer

Date: 11/12/03	/s/ Teodoro J. Hernandez
Teodoro J. Hernandez
Treasurer