Form 10KSB
period 2003-12-31
HARBOR BANKSHARES CORP
filed 2004-03-24
CIK 889608

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number : 0-20990

HARBOR BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-1786341
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

25 West Fayette Street Baltimore, Maryland	21201
(Address of principal executive officer)	(Zip Code)

Registrant’s telephone number, including area code: (410) 528-1800

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for its most recent fiscal year: $ 14,392,435

As of March 5, 2004, the registrant had 704,176 shares of Common Stock issued and outstanding, including 33,795 non-voting shares. The aggregate market value of shares held by nonaffiliates on such date was $7,603,578 based on the average of the bid and asked price of $20.00 per share of the Registrant’s Common Stock on that date. For purposes of this calculation, it is assumed that the 424,998 shares held by directors and executive officers of the Registrant, are shares held by affiliates.

Documents Incorporated by Reference: Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2003 and Registrant’s 2004 Proxy Statement are incorporated by reference into Parts I and II.

Transitional small business disclosure format (check one): Yes ☐    No ☒

HARBOR BANKSHARES CORPORATION

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES AND EXCHANGE COMMISSION

FORM 10-KSB

ii

Documents Incorporated by Reference

Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2003 and the Registrant’s 2004 Proxy Statement are incorporated by reference into Parts I and II.

PART I

Forward Looking Statements

Item 1. Description of Business, Item 3. Legal Proceedings, Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other portions of this annual report on Form 10-KSB include forward-looking statements such as: statements of Harbor Bancshares Corporation’s goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of loan quality, probable loan losses, liquidity, off-balance sheet arrangements, and interest rate risk; and statements of its ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates and other economic conditions; future laws, regulations and accounting principles; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Harbor Bankshares Corporation’s past growth and performance do not necessarily indicate its future results.

Item 1.	Description of Business

Harbor Bankshares Corporation

Harbor Bankshares Corporation (the Corporation) is a bank holding company with one bank subsidiary and two other Community Development financial subsidiaries, one for profit, The Harbor Bank of Baltimore LLC and a non-profit, The Harbor Bank CDC. Both were established during 2002. The Corporation has no investment in either subsidiary as of December 31, 2003. The Corporation was organized under the laws of the State of Maryland in 1992. On November 2, 1992, Harbor Bankshares Corporation acquired all outstanding stock of The Harbor Bank of Maryland (the Bank), headquartered in Baltimore, Maryland.

The Harbor Bank of Maryland

The Harbor Bank of Maryland is a state chartered institution in the State of Maryland. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation.

The Harbor Bank of Maryland is a commercial bank headquartered in Baltimore, Maryland. The Bank conducts a general commercial and retail business. The Bank was opened on September 13, 1982 and was incorporated under the laws of the State of Maryland. During the second and third quarters of 1994, the Corporation, through its subsidiary, The Harbor Bank of Maryland acquired three (3) branch locations from the Resolution Trust Corporation; two (2) located in Baltimore City, and one (1) located in Riverdale, Prince George’s County. A new branch location was opened during December 1995 in Baltimore County, expanding the market area of the Bank. During May 1997, The Harbor Bank of Maryland opened a de novo branch location in the East side of Baltimore City, and on January 19, 1999, a de novo branch was opened in the West side of the City, this branch location was closed during March 2002. During September 2000, a branch located in Baltimore City was also closed. The closing of both facilities have helped the profitability of the Bank.

In April, 2002, the Bank purchased a branch location from another financial institution in Baltimore County in order to increase its market share. The purchase included $18.8 million in deposits. The Bank had a location near the purchased facility and both were merged into the acquired office in order to reduce the overhead cost of running both branches.

Harbor Financial Services, a company dealing with the sale of mutual funds, stocks, insurance, etc., was established as a subsidiary of the Bank during May 1997, in order to compete with that expanding market. This subsidiary had a loss of $11 thousand for the year ended December 31, 2003.

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

Competition

The Corporation’s subsidiary, The Harbor Bank of Maryland, competes with virtually all banks and savings institutions, which offer services in its market area. The Bank directly competes with branches of most of the State’s largest banks, each of which has greater financial and other resources to conduct large advertising campaigns and to allocate their investment assets to regions of higher yield and demand. To attract business in this competitive environment, the Bank relies heavily on local promotional activities and personal contact by its officers and directors and by its ability to provide personalized services.

Supervision and Regulation

Harbor Bankshares Corporation is a registered bank holding company subject to regulation and examination by the board of governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (the “Act”). The Corporation is required to file with the board of governors quarterly and annual reports and any additional information that may be required according to the Act. The Act also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority owned. The Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these provisions is for engaging or acquiring shares of a company engaged in activities found by the Federal Reserve Board to be so closely related to banking or managing banks to be a proper incident thereto.

The Harbor Bank of Maryland is a state chartered institution insured by the Federal Deposit Insurance Corporation (“FDIC”) and subject to federal and state laws applicable to commercial banks. The Bank is examined regularly by FDIC and the State of Maryland Banking Commissioner’s office.

In accordance with Federal Reserve regulation, the Bank is limited as to the amount it may loan affiliates, including the Corporation, unless such loans are collateralized by specific obligations. Additionally, banking law limits the amount of dividends that a bank can pay without prior approval from bank regulators.

Governmental Monetary Policies and Economic Controls

The earnings and growth of the banking industry and ultimately of The Harbor Bank of Maryland, Harbor Bankshares Corporation’s sole subsidiary, are affected by the credit policies of monetary authorities including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate of member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans and investments and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, and loan demand, or their effect on the business and earnings of the Corporation and its subsidiary.

Employees

At December 31, 2003, Harbor Bankshares Corporation and its subsidiaries employed 78 individuals, of which 27 were officers and 51 were full-time employees.

Executive Officers

Information concerning executive officers of the Corporation is listed below:

Executive Officers	Age	Position

Joseph Haskins, Jr.	56	Chairman, President and Chief Executive Officer of the Bank and Corporation

John Paterakis	75	Chairman of the Executive Committee of the Corporation and the Bank

Teodoro J. Hernandez	58	Treasurer of the Corporation and Senior Vice President and Cashier of the Bank

Tabular Information

Exhibit A, B, C and D to the Registrant’s Annual Report to Shareholders for the year ended December 31, 2003 (the “Annual Report”) are incorporated herein by reference. The information in this description of business should be read in conjunction with the information provided in the Management’s Discussion and Analysis of Financial Condition and Operations, which is incorporated herein from the Annual Report.

Investment Securities (dollars in thousands)

Maturity Distribution of Investment Securities (dollars in thousands)

	U.S. Treasuries	U.S. Agencies	Other Securities	TOTAL
Maturing Within One Year	$2,018	$11,190	$507	$13,715
Maturing After One But Within Five Years	—	21,852	—	21,852
Maturing After Five But Within Ten Years	—	1,966	—	1,966
Maturing After Ten Years		343	42	385

TOTAL	$2,018	$35,351	$549	$37,918

Weighted Average Interest Rates of Investment Securities at December 31, 2003

	U.S. Treasury	U.S. Government Agencies	Other Securities	TOTAL
Maturing Within One Year	3.25%	3.31%	2.87%	3.14%
Maturing After One But Within Five Years	—	3.57%	—	3.57%
Maturing After Five But Within Ten Years	—	3.34%	—	3.34%
Maturing After Ten Years	—	6.19%	7.25%	6.35%

TOTAL	3.25%	3.41%	3.35%	3.34%

Carrying amount and the market value of Investment Securities at 2003 , 2002 AND 2001 (dollars in thousands)

	2003		2002		2001
	Amortized Cost	Market	Amortized Cost	Market	Amortized Cost	Market
U.S. Treasuries, Government Agencies and Mortgage Backed Securities	$37,258	$37,369	$54,370	$55,254	$50,879	$50,501
Other Securities	548	549	554	561	558	553

TOTAL	$37,806	$37,918	$54,924	$55,815	$51,437	$51,054

Loan Distribution

Five-Year Loan Distribution at December 31 (dollars in thousands)

	2003	2002	2001	2000	1999
Commercial Loans	$55,184	$30,964	$23,126	$33,515	$31,801
Real Estate Loans	87,228	78,856	71,962	70,596	67,117
Consumer Loans	8,806	11,751	11,718	8,286	3,583

TOTAL	$151,218	$121,571	$106,806	$112,397	$102,501

Five-Year Loan Distribution at December 31 (expressed as percentages)

	2003	2002	2001	2000	1999
Commercial Loans	36.49%	25.47%	21.65%	29.82%	31.03%
Real Estate Loans	57.69%	64.86%	67.38%	62.80%	65.47%
Consumer Loans	5.82%	9.67%	10.97%	7.38%	3.50%

TOTAL	100.0%	100.0%	100.0%	100.0%	100.0%

Maturity and Repricing of Loans and December 31, 2003 (dollars in thousands)

	Commercial Loans	Real Estate Loans	Consumer Loans	TOTAL
Within One Year	$32,734	$5,444	$1,513	$39,691
After One Year But Within Five Years	17,679	27,595	5,521	$50,795
After Five Years	4,771	54,189	1,772	$60,732

TOTAL	$55,184	$87,228	$8,806	$151,218

Loans Classified by Sensitivity to Changes in Interest Rates (dollars in thousands)

	Fixed Interest Rate Loans	Adjustable Interest Rate Loans	TOTAL
Within One Year	$9,111	$38,882	$47,993
After One But Within Five Years	50,762	595	51,357
After Five Years	51,868	—	51,868

TOTAL	$111,741	$39,477	$151,218

Asset Quality

One of the Corporation’s main objectives has been and continues to be the achievement of a high level of asset quality. We maintain a large portion of loans secured by residential one-to four- family properties and commercial properties. As of December 31, 2003, those loans totaled $78 million or 51.32 percent of total outstanding loans. We set sound credit standards for new loan originations, and follow careful loan administration procedures. We strengthened our focus on credit risk by having independent reviews of all major credit with detailed reports to management.

Delinquent Loans and Foreclosed Assets: The Corporation policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate, and actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed properties.

Interest on Non-accrual Loans. (dollars in thousands)

	2003	2002
Interest Income that Would Have Been Recorded Under Original Terms	$30	$57

Interest Income Recorded during the Period	$—	$—

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

Impaired Loans

At December 31, 2003, the Corporation had $1,184 thousand of impaired loans for which the borrowers were experiencing financial difficulties. Those loans are subject to constant management attention and their classification is reviewed monthly. Impaired loans are individually assessed to determine whether the carrying value exceeds the fair value of the collateral.

Foreclosed Real Estate

Foreclosed real estate consists of property we have acquired through foreclosed or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. At December 31, 2003, 2002 and 2001, respectively, we had $0, $70 thousand and $14 thousand in foreclosed real estate.

Potential Nonperforming Loans

Those performing loans considered potential nonperforming loans, loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms over the next six months, amounted to approximately $3,502 thousand at December 31, 2003, compared to $3,270 thousand at December 31, 2002, and $2,215 thousand at December 31, 2001. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

Allowance for Loan Losses

The Corporation’s allowance for loan loss methodology is a loan classification-based system, based on the required reserve on a percentage of the loan balance for each type of loan and classification level. Watch, special mention, substandard and doubtful loans are reserved at 5.0%, 10.0%, 20.0% and 50.0%, respectively. Reserve percentages are based on each individual lending program, its loss history and underwriting characteristics including loan to value, credit score, debt coverage, collateral, and capacity to service debt. This analysis is used to validate the loan loss reserve matrix as well as assist in establishing overall lending direction. The $439, thousand, or 41.8%, increase in the allowance in 2003 was primarily the result of substantial loan growth, particularly in categories that have historically higher risk, such as commercial and commercial real estate Loans, and a decline in the percentage of the portfolio represented by historically lower risk residential real estate loans. During 2003, there were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance.

While management considers the Corporation’s allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, management’s assumptions as to future delinquencies or loss rates, and management’s intent with regard to asset disposition options. In addition, the Corporation’s allowance for loan losses is periodically reviewed by the bank regulatory agencies as an integral part of their examination process. Based on their review, the agencies may require the Corporation to adjust the allowance.

Maturities of Time Certificates of Deposit of $100,000 or More Outstanding at December 31, 2002 and 2001

(dollars in thousands)

	2003	2002
Three months or less	$9,013	$7,993
Three to six months	5,678	2,871
Six to twelve months	5,233	10,909
Over twelve months	5,170	4,069

TOTAL	$25,094	$25,842

Long And Short Term Borrowings

Long term borrowings for the year 2003 and 2002 consist of a note payable due July 1, 2012 at a fixed rate of 7.0% with interest payments only from August 2001 to August 2002 and equal principal and interest payments from August 2002 to July 1, 2012. This note was paid during October, 2003. On October 9, 2003, Harbor Bankshares Corporation issued a Floating Rate Junior Subordinated Debt Securities due 2033 in the amount of $7.2 million. The Debt Security was issued by the corporation pursuant to an Indenture, dated as of October 9, 2003, between the Corporation and Wilmington Trust Company. The Capital Securities will be issued by Harbor Bankshares Corporation Capital Trust pursuant to a Purchase Agreement dated September 18, 2003, among the Corporation, the Trust and Citigroup Global Markets Inc. Upon receipt of the funds, the corporation paid off its long-term debt to N.C.I.F. in the amount of $1.8 million and placed the remaining funds in its subsidiary, The Harbor Bank of Maryland, increasing the Bank’s Tier One capital. This capital infusion will allow the Bank to increase its lending limit and allow for future growth.

Borrowings for the Years Ended December 31, 2003 and 2002

(dollars in thousands)

	2003	2002
Amount outstanding at period-end:
Long-term debt	$0	$1,943
Subordinated Debt Securities	7,217	0

Average outstanding:
Long-term debt	$1,310	$1,986
Subordinated Debt Securities	1,611	0

Weighted average interest rate during the period:
Long-term debt	7.00%	7.00%
Subordinated Debt Securities	4.40%	0

Off-Balance Sheet Arrangements

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. County National Bank has not been required to perform on any financial guarantees and has not incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of the Bank.

Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on credit evaluation by management. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment as well as income producing properties. We believe that we have adequate resources to fund all loan commitments.

The Bank has entered into leases for its branch and office space, most of which contain renewal options.

For additional information regarding off-balance sheet arrangements, please see Notes 7 and 20 to the Consolidated Financial Statements and the discussion of the Debt Security in “Long and Short Term Borrowings,” above.

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

The most significant accounting policies followed by the Corporation are presented in Note 2 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The Corporation believes it has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation’s assessments may be affected in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see “Provision for Loan Losses and Asset Quality” above and Note 2 to the Consolidated Financial Statements.

Item 2.	Description of Properties

The Corporation’s Headquarters is located at 25 West Fayette Street, Baltimore, Maryland 21201. This location is approximately 60,000 square feet and was bought by the Corporation during September, 2003 for $2.9 million.

The Bank also maintains another five(5) branch offices, four (4) are leased; two (2) located in Baltimore City, one (1) located in Prince George’s County, Maryland and one (1) located in Baltimore County, Maryland. The Bank owns another branch facility in Baltimore City. This office was purchased during December 1998.

Item 3.	Legal Proceedings

In the normal course of business, the Corporation is at all times subject to various pending and threatened legal actions. The relief or damages sought in some of these actions may be substantial. After reviewing pending and threatened actions with counsel, management considers that the outcome of such actions will not have a material adverse effect on the Corporation’s financial position; however, the Corporation is not able to predict whether the outcome of such actions may or may not have a material adverse effect on results of operations in a particular future period as the timing and amount of any resolution of such actions and relationship to the future results of operations are not known.

In 1999, the Bank entered into an agreement with an unaffiliated company that operated and serviced automated teller machines (“ATM’s”). This agreement called for the Bank to provide cash for use in certain ATM’s not located on Bank premises. The Bank has discovered that it has a significant cash shortage in connection with this arrangement. The investigation of the cash shortage is ongoing and the Bank is vigorously pursuing recovery. The Bank cannot yet reasonably estimate the amount of loss it may incur as a result of this cash shortage. Therefore, no accrual for any potential loss has been reflected in the accompanying financial statements. The maximum exposure to the Bank is estimated at approximately $1.1 million, without consideration of any related tax benefit.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Information listed under, “Stockholder Information” in the Annual Report to Stockholders for the year ended December 31, 2003 is incorporated herein by reference with respect to prices for the Registrant’s common stock and the dividends paid thereon. The number of Stockholders of Record as of December 31, 2003 was 685.

The following table presents disclosure regarding equity compensation plans in existence at December 31, 2003, consisting only of the stock option plan arrangements described further under the caption “Stock Options” in Note 14 to the consolidated financial statements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	151,843	$15.49	75,043
Total	151,843	$15.49	75,043

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated by reference from information appearing under the caption, “Corporate Financial Review” appearing on pages 1 through 9 of the Management Discussion and Analysis section of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2003, and from pages 8 through 23 of this Form 10-KSB.

Contractual Obligations

Payments due by period for the Company’s contractual obligations (other than deposit liabilities with no stated maturity) at December 31, 2003 are presented below:

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Time Deposits	$39,874,000	$13,957,000	$2,388,000	$—	$56,219,000
Junior subordinated debentures				$7,217,000	$7,217,000
Operating Lease obligations	$250,784	$319,675	$97,839	—	$668,298
Purchase obligations	—	—	—	—	—

Total contractual obligations	$40,124,784	$14,276,675	$2,485,839	$7,217,000	$64,104,298

Item 7.	Financial Statements

Information required by Item 7 is incorporated by reference from information appearing on pages 1 through 26 in the Audited Consolidated Financial Statements section of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2003.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.	Controls and Procedures

The Corporation’s management, under the supervision and with the participation of it Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were adequate. There were no significant changes in the Corporation’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2003, that have materially effected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III

Item 9.	Directors and Executive Officers of the Registrant

Information required by this item is incorporated by reference from information appearing under the caption, “Election of Directors” on pages 2 to 6 of the Registrant’s 2004 Proxy statement and page 4 of this report under the caption of “Executive Officers” of the Registrant.

Item 10.	Executive Compensation

Information required by this item is incorporated by reference from information appearing under the captions “Code of Ethics and Business Conduct” on page 9 and “Executive Compensation” on pages 11 through 14 of the Registrant’s 2004 Proxy Statement.

Item 11.	Security ownership of certain beneficial owners and management

Information required by Item 11 is incorporated by reference from information appearing on pages 2 to 6 of the Registrant’s 2004 Proxy Statement, under the caption of “Election of Directors” of the Registrant.

Item 12.	Certain relationships and related transactions

The information required by Item 12 is incorporated by reference from Note 6 on page 16 in the Audited Consolidated Financial Statements section of the Registrant’s Annual Report to Shareholders.

Item 13.	Exhibits and Reports on Form 8-K

(a)	Exhibits

(1) The following consolidated financial statements of the Registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2003, are incorporated herein by reference in Item 8:

Consolidated Balance Sheets As of December 31, 2003 and 2002

Consolidated Statements of Income Years ended December 31, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity Years ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows Years ended December 31, 2003 and 2002

Notes to Consolidated Financial Statements

Report of Stegman & Company, Independent Auditors

All other schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the financial statements of the Registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB.

No.	Exhibit
3.1	Articles of Incorporation of Harbor Bankshares Corporation (incorporated by reference to Exhibit 3(a) to Registration Statement on Form S-4 filed July 17, 1992.

3.2	Bylaws of Harbor Bankshares Corporation (incorporated by reference to Exhibit 3(b) to Registration Statement on Form S-4 filed July 17, 1992.

10.1*	Harbor Bankshares Corporation Stock Option Plan (incorporated by reference to Exhibit 10(b) to Registration Statement on Form S-4 filed July 17, 1992.

10.2*	Employment Agreement by and between Joseph Haskins, Jr., Harbor Bankshares Corporation, and the Harbor Bank of Maryland effective January 1, 2000.

13	Portions of the Annual Report to Shareholders for the Year Ended December 31, 2003

23	Independent Auditors’ Consent

31(a), (b)	Rule 13a-14(a)/15d-14(a) Certifications

32(a), (b)	18 U.S.C. Section 1350 Certifications

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

None.

Item 14.	Principal Accountant Fees and Services

Information required by this item is incorporated by reference from information appearing under the caption “Company’s Independent Public Accountants” on pages 10 and 11 of the Registrant’s 2004 Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR BANKSHARES CORPORATION

By:	/s/ Joseph Haskins, Jr.

Title:	Chairman of the Board, President, and Chief Executive Officer
Date:	March 23, 2004

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant, and in the capacities, and on the dates indicated:

By:	/s/ Joseph Haskins, Jr.

Title:	Chairman of the Board, President, and Chief Executive Officer
Date:	March 23, 2004

By:	/s/ Teodoro J. Hernandez

Title:	Treasurer
Date:	March 23, 2004

By:	/s/ George F. Vaeth, Jr.

Title:	Director
Date:	March 23, 2004

By:	/s/ Sachindler Gupta

Title:	Director
Date:	March 23, 2004

By:	/s/ Stanley W. Tucker

Title:	Director
Date:	March 23, 2004

By:	/s/ James Scott, Jr.

Title:	Director
Date:	March 23, 2004

HARBOR BANKSHARES CORPORATION

AND SUBSIDIARIES

REPORT ON AUDITS OF

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2003 AND 2002

No extracts from this report may be published without our written consent.

Stegman & Company

INDEPENDENT AUDITORS’ REPORT

Page
CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets	1 - 2

Statements of Income	3

Statements of Changes in Stockholders’ Equity	4

Statements of Cash Flows	5 - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 27

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

  of Harbor Bankshares Corporation

Baltimore, Maryland

We have audited the accompanying consolidated balance sheets of Harbor Bankshares Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the management of Harbor Bankshares Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbor Bankshares Corporation and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland

January 17, 2004

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
Cash and due from banks	$6,982,136	$7,273,439
Federal funds sold	8,159,452	12,653,002
Interest bearing deposits in other banks	1,900,000	2,300,000
Investment securities:
Held to maturity - at amortized cost (fair value of $2,129,594 in 2003 and $2,188,910 in 2002)	2,048,807	2,057,205
Available for sale - at fair value	35,788,476	53,626,729

Total investment securities	37,837,283	55,683,934

Loans	151,217,707	121,571,331
Allowance for loan losses	(1,488,212)	(1,048,671)

Net loans	149,729,495	120,522,660

Premises and equipment, net	3,735,628	985,018
Federal Home Loan Bank of Atlanta stock - at cost	461,000	600,000
Goodwill	2,506,226	2,506,226
Other intangible assets	623,587	716,336
Bank-owned life insurance	3,858,625	3,679,501
Other assets	3,753,328	3,313,803

TOTAL ASSETS	$219,546,760	$210,233,919

See accompanying notes.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002
LIABILITIES:
Deposits:
Noninterest bearing demand	$32,481,912	$27,419,881
Interest bearing transaction accounts	21,873,356	21,845,806
Savings	85,327,769	88,910,645
Time, $100,000 or more	25,093,981	25,842,052
Other time	31,124,406	29,275,363

Total deposits	195,901,424	193,293,747
Accrued interest payable	233,765	319,508
Junior subordinated debentures	7,217,000	—
Long-term debt	—	1,943,334
Other liabilities	919,803	527,997

Total liabilities	204,271,992	196,084,586

STOCKHOLDERS’ EQUITY:
Common stock (par value $0.01):
Authorized 10,000,000 shares; issued 704,176 and 735,813, including 33,795 common nonvoting at December 31, 2003 and 2002, respectively	7,041	7,357
Additional paid-in capital	7,210,178	7,204,280
Retained earnings	8,036,714	6,435,464
Accumulated other comprehensive income	20,835	502,232

Total stockholders’ equity	15,274,768	14,149,333

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$219,546,760	$210,223,919

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
INTEREST INCOME:
Interest and fees on loans	$10,243,769	$9,123,522
Interest on investments - taxable	1,457,451	2,153,695
Interest on deposits in other banks	68,131	63,279
Interest on federal funds sold	97,368	274,015
Other interest income	19,399	32,584

Total interest income	11,886,118	11,647,095

INTEREST EXPENSE:
Interest bearing transaction accounts	37,887	61,834
Savings	696,201	1,144,913
Time, $100,000 or more	661,839	914,422
Other time	840,168	1,140,035
Notes payable	103,892	141,213
Interest on junior subordinated debentures	70,560	—

Total interest expense	2,410,547	3,402,417

NET INTEREST INCOME	9,475,571	8,244,678

PROVISION FOR LOAN LOSSES	755,000	340,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,720,571	7,904,678

NONINTEREST INCOME:
Service charges on deposit accounts	854,745	910,473
Other service charges	490,462	592,361
Gain on sale of securities	225,327	226,355
Gain on sales of loans	50,824	54,015
Awards and grants	663,818	214,483
Loan servicing fees	16,287	25,865
Other income	204,854	197,203

Total noninterest income	2,506,317	2,220,755

NONINTEREST EXPENSES:
Salaries and employee benefits	4,368,415	4,229,792
Occupancy expense of premises	720,155	785,212
Equipment expense	385,641	477,673
Data processing fees	972,730	975,914
Professional fees	174,165	207,787
Amortization of intangible assets	80,460	46,615
Other expenses	1,908,774	1,852,527

Total noninterest expense	8,610,340	8,575,520

INCOME BEFORE INCOME TAXES	2,616,548	1,549,913

APPLICABLE INCOME TAXES	831,220	472,621

NET INCOME	$1,785,328	$1,077,292

BASIC EARNINGS PER SHARE	$2.46	$1.47

DILUTED EARNINGS PER SHARE	$2.36	$1.43

See accompanying notes.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2002	$7,219	$6,986,078	$5,538,547	$(290,465)	$12,241,379

Comprehensive income:
Net income	—	—	1,077,292	—	1,077,292
Unrealized gains on securities available-for-sale, net of taxes	—	—	—	792,697	792,697

Total comprehensive income					1,869,989
Stock dividend	98	176,482	(176,580)	—	—
Payment of cash dividends	—	—	(3,795)	—	(3,795)
Common stock issued as compensation	40	41,720	—	—	41,760

Balance at December 31, 2002	7,357	7,204,280	6,435,464	502,232	14,149,333

Comprehensive income:
Net income	—	—	1,785,328	—	1,785,328
Unrealized losses on securities available-for-sale, net of taxes	—	—	—	(481,397)	(481,397)

Total comprehensive income					1,304,013
Retirement of stock	(321)	321	—	—	—
Payment of cash dividends	—	—	(184,078)	—	(184,078)
Stock options exercised	5	5,577	—	—	5,582

Balance at December 31, 2003	$7,041	$7,210,178	$8,036,714	$20,835	$15,274,768

See accompanying notes.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,785,328	$1,077,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	401,080	487,150
Provision for loan losses	755,000	340,000
Common stock issued as compensation	—	41,760
Deferred income taxes	17,457	88,805
Increase in cash surrender value of life insurance	(179,124)	(179,166)
Gains on sales of loans	(50,824)	(54,015)
Gain on sale securities	(225,327)	(226,355)
Origination of loans held for sale	(4,477,099)	(4,045,571)
Proceeds from sales of loans held for sale	4,527,923	4,099,586
Decrease in accrued interest receivable and other assets	(147,674)	(1,238,048)
Increase in accrued interest payable and other liabilities	306,063	32,734

Net cash provided by operating activities	2,712,803	424,172

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in deposits at other banks	400,000	(1,138,483)
Purchases of investment securities available for sale	(29,812,604)	(45,411,260)
Proceeds from sales, maturities and principal payments of investment securities available-for-sale	18,659,255	15,342,008
Proceeds from called securities available-for-sale	29,000,000	26,850,003
Net increase in loans	(29,938,130)	(14,901,929)
Proceeds from sales of other real estate owned	69,727	—
Purchase of other real estate owned	—	(55,727)
Purchases of premises and equipment - net	(3,151,690)	(429,944)

Net cash used in investing activities	(14,773,442)	(19,745,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	2,607,677	21,762,559
Proceeds from sale of common stock	5,582	—
Cash dividends paid	(184,078)	(3,795)
Repayment of long-term debt	(1,943,395)	(56,666)
Proceeds from junior subordinated debentures	6,790,000	—

Net cash provided by financing activities	7,275,786	21,702,098

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,784,853)	2,380,938

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	19,926,441	17,545,503

CASH AND CASH EQUIVALENTS AT END OF YEAR	$15,141,588	$19,926,441

Harbor Bankshares Corporation

Consolidated Statements of Cash Flows (Continued)

For the Years Ended December 31, 2003 and 2002

	2003	2002
Supplemental disclosure of cash flows information:
Cash paid for income taxes	$675,000	$495,107

Cash paid for interest	$2,321,838	$3,621,292

See accompanying notes.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

1.	NATURE OF OPERATIONS

Harbor Bankshares Corporation (the “Corporation”) is a bank holding company organized under the laws of the State of Maryland in 1992. The Corporation owns all of the outstanding stock of the Harbor Bank of Maryland (the “Bank”) which owns all of the outstanding stock of the Bank’s subsidiary, Harbor Financial Services.

The Bank is a commercial bank headquartered in Baltimore, Maryland. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank conducts general banking business in six locations and primarily serves the Baltimore, Maryland metropolitan area. The Bank also has a branch in Riverdale, Prince George’s County, Maryland. It offers checking, savings and time deposits, commercial real estate, personal, home improvement, automobile, and other installment and term loans. The Bank is also a member of a local and national ATM network. The retail nature of the Bank allows for diversification of depositors and borrowers so it is not dependent upon a single or a few customers.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Corporation and its subsidiary conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2003. The following is a summary of the more significant accounting policies:

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

Investment Securities

Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive income.

The Corporation designates securities into one of the three categories at the time of purchase. If a decline in value of an individual security classified as held to maturity or available for sale is judged to be other than temporary, the cost basis of that security is reduced to its fair value and the amount of the write-down is reflected in earnings. Estimated fair value is determined based on bid prices published in financial newspapers or bid quotations received from securities dealers. Gains or losses on the sales of investments are calculated using a specific identification basis and are determined on a trade-date basis. Premiums and discounts on investment and mortgage-backed securities are amortized over the term of the security using methods that approximate the interest method.

Loans

Loans are stated at their principal balance outstanding net of any deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal outstanding. The Corporation places loans, on non-accrual when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Interest accrual may also be discontinued earlier if, in management’s opinion, collection is unlikely.

Loans are considered impaired when, based on current information, it is probable that the Corporation will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal or interest payments become ninety days or more past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate and consumer installment loans, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (ninety days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, the Corporation’s impairment on such loans is measured by reference to the fair value of the collateral. Income on impaired loans is recognized on the cash basis and is first applied against the principal balance outstanding.

Discounts and premiums on purchased loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

Allowance for Loan Losses

The allowance for loan losses represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The adequacy of the allowance for loan losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of a number of factors as outlined below to establish a prudent level. Loans deemed uncollectible are charged against, while recoveries are credited to, the allowance. Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense. The Corporation’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances and the unallocated allowance.

The allowance formula is calculated by applying loss factors to corresponding categories of outstanding loans. Loss factors are based on the Corporation’s historical loss experience. The use of these loss factors is intended to reduce the difference between estimated losses inherent in the portfolio and observed losses.

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

The unallocated allowance is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal loan examiners, and management’s judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Executive management reviews these conditions quarterly.

Management believes that the allowance for loan losses is adequate. However, the determination of the allowance requires significant judgment, and estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the loans comprising the loan portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s loan portfolio and allowance for loan losses. Such review may result in recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

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

Federal Home Loan Bank of Atlanta Stock

The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Atlanta (“FHLB”) in varying amounts based on balances of outstanding home loans and on amounts borrowed from the FHLB. Because no ready market exists for this stock and it has no quoted market value, the Bank’s investment in this stock is carried at cost.

Other Real Estate Owned (OREO)

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required are added to a valuation reserve. Gains and losses realized from the sale of OREO, as well as valuation adjustments, are included in noninterest income. Expenses of operation are included in noninterest expense. OREO of $-0- and $69,700 as of December 31, 2003 and 2002, respectively, was included in other assets.

Goodwill

Goodwill represents the excess of the cost of assets acquired in business combinations accounted for under the purchase method over the fair value of the net assets at dates of acquisition and is annually tested for impairment.

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

When participating interests in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting “excess servicing receivable” or “deferred servicing revenue” is amortized over the estimated life using a method approximating the interest method.

Quoted market prices are not available for the excess servicing receivables. Thus, the excess servicing receivables and the amortization thereon are periodically evaluated in relation to estimated future servicing revenue, taking into consideration changes in interest rates, current repayment rates, and expected future cash flows. The Corporation evaluates the carrying value of the excess servicing receivables by estimating the future servicing income of the excess servicing receivables based on management’s best estimate of remaining loan lives and discounted at the original discount rate.

Bank-Owned Life Insurance

The Bank is the beneficiary of insurance policies on the lives of certain officers of the Bank. The Bank has recognized the amount that could be realized under the insurance policies as an asset in the consolidated balance sheets.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is determined using the weighted-average number of shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options.

Stock Based Compensation

The Corporation’s stock-based compensation plan is accounted for based on the intrinsic value method set forth in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock options is generally not recognized if the exercise price of the option equals or exceeds the fair market value of the stock on the date of grant.

The table on the following page illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123 to all stock option awards.

	For the Year Ended
	2003	2002
Net income, as reported	$1,785,328	$1,077,292
Less: total option expense determined under fair value method for all option awards, net of related tax effects	(33,760)	(21,202)

Pro forma net income	$1,751,568	$1,056,090

Pro forma net income per share:
Basic - as reported	$2.46	$1.47

Basic - pro forma	$2.42	$1.44

Diluted - as reported	$2.36	$1.43

Diluted - pro forma	$2.31	$1.40

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation’s employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The following weighted-average assumptions were used to determine the fair value of options granted on the Corporation’s common stock:

	For the Year Ended
	2003	2002
Risk-free interest rate	4.81%	4.87%
Expected volatility	20%	20%
Expected life (in years)	10	10
Expected dividend yield	0%	0%

Advertising

Advertising costs are expensed as incurred. Advertising expense was $344,498 and $286,855 for the years ended December 31, 2003 and 2002, respectively.

Awards and Grants

Income from awards and grants represents awards from the Community Development Financial Institution Fund and is recognized when a definitive commitment from the federal government agency is received.

Business Segments

The Corporation has determined that its current business and operations consist of one business segment.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued and the Corporation adopted SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 149 did not have a material impact on the Corporation’s financial statements.

In November 2002, the FASB issued and the Corporation adopted Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. The adoption of FIN 45 did not have a material impact on the Corporation’s financial statements.

In January 2003, the FASB issued and the Corporation adopted Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. This interpretation provides new accounting guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest and results of operation of a VIE need to be included in a Corporation’s consolidated financial statements. The adoption of FIN 46 did not have a material impact on the Corporation’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. These provisions of SFAS No. 150 are effective for financial statements for fiscal years ending after June 15, 2003. The application of SFAS No. 150 did not have a material impact on the Corporation’s operations.

4.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required by the Federal Reserve to maintain a reserve balance based principally on deposit liabilities. The balance maintained is included in cash and due from banks. The reserve balances kept at the Federal Reserve Bank as of December 31, 2003 were $447,000.

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair values of investments securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Balance at December 31, 2003:
Available-for-sale:
U.S. Treasury and government agencies	$34,921,481	$166,898	$(149,926)	$34,938,453
Mortgage-backed securities	329,643	13,095	—	342,738
State and political subdivisions	505,784	1,501	—	507,285

Total	$35,756,908	$181,494	$(149,926)	$35,788,476

Held-to-maturity:
U.S. Government agencies	$2,006,713	$80,787	$—	$2,087,500
Other	42,094	—	—	42,094

Total	$2,048,807	$80,787	$—	$2,129,594

Balance at December 31, 2002:
Available-for-sale:
U.S. Treasury and government agencies	$46,839,253	$590,988	$(26,691)	$47,403,550
Mortgage-backed securities	5,517,590	189,365	—	5,706,954
State and political subdivisions	508,930	7,295	—	516,225

Total	$52,865,773	$787,648	$(26,691)	$53,626,729

Held-to-maturity:
U.S. Government agencies	$2,012,675	$131,705	$—	$2,144,380
Other	44,530	—	—	44,530

Total	$2,057,205	$131,705	$—	$2,188,910

Management believes that based upon the credit quality of the debt securities, none of the unrealized loss on securities is considered other than temporary as of December 31, 2003. No securities have been in a continuous loss position for twelve months or more.

The amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or repay obligations without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	$33,438,758	$33,479,478
Due after five years through ten years	1,988,507	1,966,260
Mortgage-backed securities	329,643	342,738

Total	$35,756,908	$35,788,476

Held-to-maturity:
Due after one year through five years	$2,006,713	$2,087,500
Due after ten years	42,094	42,094

Total	$2,048,807	$2,129,594

During the year ended December 31, 2003 available-for-sale securities were sold resulting in gross proceeds of $10,745,105 and gross gains of $225,327. During 2002, the gross proceeds for the sale of available securities were $13,000,000 and gains of $226,356.

Securities with a fair value of $15,528,000 at December 31, 2003 have been pledged as collateral for money market and certificate of deposit accounts.

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans, net of unearned income at December 31 is as follows:

	2003	2002
Real estate	$87,227,970	$78,855,951
Commercial	55,183,872	30,964,151
Consumer	7,862,103	10,828,437
Credit card loans	943,761	922,792

	$151,217,706	$121,571,331

Transactions in the allowance for loan losses are summarized as follows:

	2003	2002
Balance at January 1	$1,048,671	$959,574

Provision charged to operating expense	755,000	340,000

Loans charged-off	(422,811)	(314,004)
Recovery on loans previously charged-off	107,352	63,101

Net loans charged-off	(315,459)	(250,903)

Balance at December 31	$1,488,212	$1,048,671

Information with respect to impaired loans at December 31, 2003 and 2002 and for the years then ended is as follows:

	2003	2002
Impaired loans with a valuation allowance	$101,643	$313,302
Impaired loans without a valuation allowance	118,208	96,052

Total impaired loans	$219,851	$409,354

Allowance for loan losses related to impaired loans	$49,664	$54,953
Allowance for loan losses related to other than impaired loans	1,438,548	993,718

Total allowance for loan losses	$1,488,212	$1,048,671

Average impaired loans for the year	$311,182	$413,593

Approximately $29,649 and $22,056 of interest income was recognized on average impaired loans for the years ended December 31, 2003 and 2002, respectively. Interest income recognized on impaired loans on a cash basis during 2003 and 2002 was immaterial.

The Bank has sold certain real estate mortgage loans without recourse and in some cases retained the related servicing rights. The principal balances of these serviced loans, which are not included in the accompanying consolidated balance sheets, totaled $7,254,759 and $4,045,571 at December 31, 2003 and 2002, respectively. There were $790,000 of loans held for sale at December 31, 2003 and none at December 31, 2002.

At December 31, 2003 and 2002 the net carrying amount of mortgage servicing rights was $7,861 and $12,289, respectively, which approximated fair value and are included in other assets.

The Bank has granted loans to certain officers and directors of the Bank and their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $8,698,668 and $3,546,765 at December 31, 2003 and 2002, respectively. During 2003, $6,876,785 of new loans were made while repayments totaled $1,724,882. During 2002, $1,151,892 of new loans were made while repayments totaled $3,190,647.

7.	PREMISES AND EQUIPMENT

The major classes of premises and equipment at December 31 are summarized as follows:

	2003	2002

Land	$661,900	$30,000
Buildings	2,405,736	129,510
Furniture, fixtures and equipment	1,871,765	2,728,890
Leasehold improvements	583,140	524,570

	5,522,541	3,412,970
Less accumulated depreciation and amortization	1,786,913	2,427,952

Total	$3,735,628	$985,018

Depreciation expense was $401,080 and $440,535 for the years ended December 31, 2003 and 2002.

The Bank leases branch and office facilities. The lease agreements provide for the payment of utilities and taxes by the lessee. Future minimum payments for each of the five succeeding years under noncancelable operating leases consisted of the following at December 31, 2003:

2004	$250,784
2005	179,728
2006	139,947
2007	97,839
2008	—
Thereafter	—

Total rental expense under operating leases amounted to $343,322 and $464,191 for the years ended December 31, 2003 and 2002, respectively.

8.	CORE DEPOSIT INTANGIBLE

The Corporation has a finite-lived core deposit intangible asset created in 2002 which is being amortized over a 9-year period beginning in 2003. Annual amortization expense related to this intangible will be $62,153 per year through 2010 and $15,538 in 2011.

9.	TIME DEPOSITS

At December 31, 2003, time deposits with a remaining maturity of one year or more amounted to $16,345,635. Maturities of all time deposits are as follows:

2004	$9,979,395
2005	2,439,898
2006	2,034,613
2007	1,825,208
2008	66,521

Deposits are the Company’s primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the margin.

10.	INCOME TAX

The Corporation’s provision for income taxes for the years ended December 31, is summarized as follows:

	2003	2002
Taxes currently payable	$813,763	$383,816
Deferred taxes	17,457	88,805

Income tax expense for the year	$831,220	$472,621

A reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Corporation is as follows:

	2003	2002
Federal income tax rate	34.0%	34.0%
Increase (decrease) resulting from:
Increase in value of bank-owned life insurance	(2.5)	(4.1)
Other	.3	.8

Effective tax rate	31.8%	30.7%

Significant components of the Corporation’s deferred tax liabilities and assets at December 31 are as follows:

	2003	2002
Deferred tax liabilities - Intangible assets	$210,418	$108,127

Deferred tax assets:
Allowance for loan losses	353,500	216,204
Deferred loan origination fees	18,085	25,274
Depreciation	3,066	101,513
Deferred compensation	132,770	79,596

Total gross deferred tax assets	507,421	422,587

Attributable to operations	297,003	314,460
Unrealized gain on investments charged to other comprehensive income	(10,733)	(258,725)

Deferred income taxes	$286,270	$55,735

11.	SHORT-TERM BORROWINGS

As of December 31, 2003, the Bank had an unused available line-of-credit from the Federal Home Loan Bank of Atlanta (“FHLB”) of $21,900,000.

12.	LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2003 and 2002:

	2003	2002
Note payable - due July 1, 2012. Interest only payments from August 10, 2002 to August 1, 2003. Interest rate is fixed at 7.0% for the term of the note.	$—	$1,943,334

13.	JUNIOR SUBORDINATED DEBENTURES

On October 9, 2003, the Corporation issued floating rate junior subordinated debt securities due 2033 in the amount of $7.2 million. The debt security was issued by the Corporation pursuant to an indenture, dated as of October 9, 2003, between the Corporation and Wilmington Trust Company. The capital securities will be issued by Harbor Bankshares Corporation Capital Trust (the ”Trust”) pursuant to a purchase agreement dated September 18, 2003, among the Corporation, the Trust and Citigroup Global Markets Inc. Upon the receipt of the funds, the Corporation paid off its long-term debt in the amount of $1.8 million and placed the remaining funds in the amount of $4.9 million in the Bank, increasing the Bank’s tier one capital. The interest rate on the debentures was 4.14% at December 31, 2003.

14.	EMPLOYEE BENEFIT PLANS

Stock Options

The Corporation has stock option award arrangements which provide for the granting of options to acquire common stock to directors and key employees. Option prices are equal to or greater than the estimated fair market value of the common stock at the date of the grant. Options are generally exercisable immediately after the date of the grant.

A summary of the Corporation’s stock options as of December 31, 2003 and 2002 and changes during the years ended on those dates is presented below:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	145,712	$15.33	156,685	$15.26
Granted	6,631	18.00	4,457	17.35
Exercised	(500)	9.87	(2,664)	14.87
Forfeited	—	.00	(12,766)	15.62

Outstanding at end of year	151,843	15.49	145,712	15.33

Options exercisable at year-end	151,843	$15.49	145,712	$15.33

Weighted average fair value of options granted during the year		$7.86		$7.75

The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding and Exercisable				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price

$14.80 - $18.00	151,843	5.3	$15.49	148,528	5.2	$15.43

Profit Sharing Retirement Savings Plan

The Corporation has established a defined contribution plan covering employees meeting certain age and service eligibility requirements. The plan provides for cash deferrals qualifying under Section 401(k). Matching contributions made by the Corporation totaled $67,650 and $55,766 for the years ended December 31, 2003 and 2002, respectively.

Deferred Compensation

The Bank has entered into deferred compensation agreements with one of its executive officers. Under the agreements, the Bank is obligated to provide for the officer or his beneficiaries, during a period of fifteen years after the employee’s death, disability or retirement, annual benefits ranging from $90,000 to $200,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The expense incurred for this plan for the years ended December 31, 2003 and 2002 was $156,396 and $81,630, respectively. The Bank is the beneficiary of life insurance policies, with aggregate cash surrender value of $3,858,625 at December 31, 2003, that was purchased as a method of partially financing benefits under this plan.

15.	CONCENTRATIONS OF CREDIT RISK

Real estate loans comprise $87,227,970 and $78,955,951 of the total loan portfolio at December 31, 2003 and 2002, respectively. All real estate mortgage loans are collateralized by real property and/or other assets.

16.	CONTINGENT LIABILITIES

In 1999, the Bank entered into an agreement with an unaffiliated company that operated and serviced automated teller machines (“ATM’s”). This agreement called for the Bank to provide cash for use in certain ATM’s not located on Bank premises. The Bank has discovered that it has a significant cash shortage in connection with this arrangement. The investigation of the cash shortage is ongoing and the Bank is vigorously pursuing recovery. The Bank cannot yet reasonably estimate the amount of loss it may incur as a result of this cash shortage. Therefore, no accrual for any potential loss has been reflected in the accompanying financial statements. The maximum exposure to the Bank is estimated at approximately $1.1 million, without consideration of any related tax benefit.

17.	REGULATORY MATTERS

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2003, the capital levels of the Corporation and the Bank exceed all minimum capital adequacy requirements to which they are subject.

The Corporation’s and the Bank’s actual capital amounts and ratios are also presented in the table: (in thousands)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Minimum Amount	Required Ratio	Minimum Amount	Required Ratio
As of December 31, 2003:
Total Capital (to risk-weighted total assets)
Harbor Bankshares Corporation	$17,426	11.10%	$12,540	8.0%	$15,676	10.0%
Harbor Bank of Maryland	20,403	13.02%	12,540	8.0%	15,676	10.0%

Tier 1 Capital (to risk weighted assets)
Harbor Bankshares Corporation	15,938	10.15%	6,270	4.0%	9,405	6.0%
Harbor Bank of Maryland	18,915	12.07%	6,270	4.0%	9,405	6.0%

Tier 1 Capital (to average assets)
Harbor Bankshares Corporation	15,938	7.46%	8,530	4.0%	10,663	5.0%
Harbor Bank of Maryland	18,915	8.87%	8,530	4.0%	10,663	5.0%

As of December 31, 2002:
Total Capital (to risk-weighted total assets)
Harbor Bankshares Corporation	$11,485	9.12%	$10,069	8.0%	$12,586	10.0%
Harbor Bank of Maryland	13,380	10.63%	10,069	8.0%	12,586	10.0%

Tier 1 Capital (to risk weighted assets)
Harbor Bankshares Corporation	10,437	8.29%	5,035	4.0%	7,552	6.0%
Harbor Bank of Maryland	12,332	9.80%	5,035	4.0%	7,552	6.0%

Tier 1 Capital (to average assets)
Harbor Bankshares Corporation	10,437	5.18%	8,056	4.0%	10,070	5.0%
Harbor Bank of Maryland	12,332	6.12%	8,056	4.0%	10,070	5.0%

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2003, the Bank could have paid additional dividends of $7,968,780 to its parent company without regulatory approval.

18.	EARNINGS PER SHARE

Basic and diluted earnings per common share calculations for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
BASIC:
Net income	$1,785,328	$1,077,292

Average common shares outstanding	724,513	731,974

Earnings per common share – basic	$2.46	$1.47

	2003	2002
DILUTED:
Net income	$1,785,328	$1,077,292

Average common shares outstanding	724,513	731,974
Stock option adjustment	32,420	21,663

Average common shares outstanding – diluted	756,933	753,637

Earnings per common share – diluted	$2.36	$1.43

Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period.

Diluted earnings per common shares takes into consideration the pro forma dilution assuming the Corporation’s outstanding in-the-money stock options were converted or exercised into common shares. The average price of the Corporation’s common stock for the period is used to determine the dilutive effect of outstanding stock options. As of December 31, 2003 all of the Corporation’s 151,843 outstanding stock options were considered to be in the money.

19.	COMPREHENSIVE INCOME

The following table summarizes the related tax effect of unrealized gains (losses) on securities available-for-sale, with the net amount included in “Accumulated Other Comprehensive Income (Loss)”, as shown in the Consolidated Statement of Changes in Stockholders’ Equity:

	2003			2002
	Pretax Amount	Tax (Expense) Benefit	Net Amount	Pretax Amount	Tax (Expense) Benefit	Net Amount
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the year	$(504,062)	$171,381	$(332,681)	$1,427,411	$(485,320)	$942,091
Reclassification adjustment for gains included in net income	(225,327)	76,611	(148,716)	(226,355)	76,961	(149,394)

Total	$(729,389)	$247,992	$(481,397)	$1,201,056	$(408,359)	$792,697

20.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Corporation has various outstanding credit commitments which are properly not reflected in the financial statements. These commitments are made to satisfy the financing needs of the Corporation’s clients. The associated credit risk is controlled by subjecting such activity to the same credit and quality controls as exist for the Corporation’s lending and investing activities. The commitments involve diverse business and consumer customers and are generally well collateralized. Management does not anticipate that losses, if any, which may occur as a result of these commitments would materially affect the stockholders’ equity of the Corporation. Since a portion of the commitments have some likelihood of not being exercised, the amounts do not necessarily represent future cash requirements.

Loan and credit line commitments, totaled $38,191,000 at December 31, 2003 and $22,287,000 at December 31, 2002. These commitments are contingent upon continuing customer compliance with the terms of the agreement.

Commercial letters of credit, totaling $930,109 at December 31, 2003 and $1,469,927 at December 31, 2002, are obligations to make payments under certain conditions to meet contingencies related to customers’ contractual agreements. They are primarily used to guarantee a customer’s contractual and/or financial performance, and are seldom exercised.

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

Long-Term Debt

Long-term debt is discounted on a cash flow approach based on market rates as of December 31, 2003 and 2002.

Off-Balance Sheet Financial Instruments

The fair value of loan commitments and letters of credit was estimated based upon the estimated amount of unamortized fees collected or paid incident to granting or receiving the commitment.

The carrying values and estimated fair values of the Corporation’s financial assets and liabilities are as follows:

	December 31, 2003		December 31, 2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and due from banks	$6,982,136	$6,982,136	$7,273,439	$7,273,439
Federal funds sold	8,159,452	8,159,452	12,653,002	12,653,002
Interest bearing deposits in other banks	1,900,000	1,900,000	2,300,000	2,300,000
Investment securities	37,837,283	37,918,070	55,683,934	55,815,639
Loans, net of reserves	149,729,495	147,921,023	120,522,660	118,026,521
FHLB of Atlanta stock	461,000	461,000	600,000	600,000
Accrued interest receivable	1,183,439	1,183,439	1,188,469	1,188,469
Bank-owned life insurance	3,858,625	3,858,625	3,679,501	3,679,501

	December 31, 2003		December 31, 2002
	Carrying Value	Estimated Fair Value	Estimated Carrying Value	Fair Value
Financial liabilities:
Deposits	$195,901,424	$195,742,182	$193,293,747	$192,841,751
Accrued interest payable	233,765	233,765	319,508	319,508
Long-term debt	—	—	1,943,334	1,943,334
Junior subordinated debentures	7,217,000	7,217,000	—	—

Off-Balance Sheet Financial Assets

	2003		2002
	Estimated Amount	Estimated Fair Value	Estimated Amount	Estimated Fair Value
Commitments to extend credit	$33,915,000	$33,915,000	$18,605,000	$18,605,000
Other unused commitments	4,276,000	4,276,000	3,682,000	3,682,000
Commercial letters of credit	930,109	930,109	1,469,927	1,469,927

22.	PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31
	2003	2002
Assets:
Balance with subsidiary	$70,560	$—
Investment in bank subsidiary	22,282,923	16,044,654
Due from bank subsidiary	—	48,013
Prepaid placement fee	208,845	—

Total assets	$22,562,328	$16,092,667

Liabilities:
Accrued interest payable	$70,560	$—
Long-term debt	—	1,943,334
Junior subordinated debentures	7,217,000	—
Stockholders’ equity	15,274,768	14,149,333

Total liabilities and stockholders’ equity	$22,562,328	$16,092,667

Condensed Statement of Income

	Years Ended December 31
	2003	2002
Dividend from subsidiary	$2,453,685	$201,675
Interest and other expenses	(326,212)	(212,009)
Income tax benefit	110,912	73,253
Equity in undistributed income of subsidiary	(453,057)	1,014,373

Net income	$1,785,328	$1,077,292

Condensed Statements of Cash Flows

	Years Ended December 31
	2003	2002
Operating activities:
Net income	$1,785,328	$1,077,292
Adjustment to reconcile net income to net cash provided by operating activities
Change in other assets and liabilities, net	(75,934)	(2,277)
Equity in undistributed income of subsidiary	453,057	(1,014,373)

Net cash provided by operating activities	2,162,451	60,642

Investing activities - Investment in subsidiary	(6,970,000)	—

Financing activities:
Repayment of long-term debt	(1,943,395)	(56,666)
Proceeds from sale of common stock	5,582	—
Payments of cash dividends	(184,078)	(3,796)
Proceeds from issuance of junior subordinated debentures	7,000,000	—

Net cash provided (used) by financing activities	4,878,109	(60,642)

Change in cash and cash equivalents	70,560	—

Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of year	$70,560	$—

HARBOR BANKSHARES CORPORATION

CONSOLIDATED FIVE-YEARS SELECTED FINANCIAL DATA

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

(In thousands, except per share data)

	Year ended December 31,
	2003	2002	2001	2000	1999
OPERATING DATA
Interest Income	$11,886	$11,647	$13,609	$13,665	$12,342
Interest Expense	2,411	3,402	5,973	6,199	5,718

Net Interest Income	9,475	8,245	7,636	7,466	6,624
Provision for Loan Losses	755	340	400	346	803
Other Operating Income	2,506	2,220	2,329	1,841	1,470
Other Operating Expenses	8,610	8,575	8,526	8,109	7,284

Income Before Taxes	2,616	1,550	1,039	852	7
Income Taxes	831	473	309	287	6

Net Income	$1,785	$1,077	$730	$565	$1

PER SHARE DATA
Net Income – Basic	$2.46	$1.47	$1.02	$.81	$—
Net Income – Diluted	2.36	1.43	.99	.79	—
Cash and Stock Dividends	.25	.25	—	—	.25
Book Value	$21.69	$19.23	$16.72	$14.65	$10.67

BALANCE SHEET DATA
Total Assets	$219,547	$210,234	$186,586	$184,517	$177,618
Deposits	195,901	193,294	171,531	169,282	165,541
Total Net Loans	149,729	120,523	105,847	111,665	101,823
Total Stockholder’s Equity	15,274	14,149	12,241	10,246	7,464
Return on Average Assets	.84%	.54%	.37%	.32%	—
Return on Average Equity	12.23%	8.2%	6.2%	7.0%	—
Tier 1 Regulatory Capital to Assets	7.5%	5.2%	5.4%	4.6%	4.3%
Dividend Payout Ratio %	10.4%	16.7%	—	—	117.0%

HARBOR BANKSHARES CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other portions of this annual report include forward-looking statements such as; statements of Harbor Bancshares Corporation’s goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of loan quality, probable loan losses, liquidity, off-balance sheet arrangements, and interest rate risk; and statements of its ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates and other economic conditions; future laws, regulations and accounting principles; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Harbor Bankshares Corporation’s past growth and performance do not necessarily indicate its future results.

Corporate Financial Review

OVERVIEW – 2003 COMPARED TO 2002

All references to Harbor Bankshares Corporation (the “Corporation”) should be interpreted to include The Harbor Bank of Maryland (the “Bank”) whenever appropriate, or when specifically noted otherwise.

The Corporation improved its performance for the year 2003 when compared to the prior year. Earnings for the year were $1.8 million compared to $1.1 million earned during 2002, an increase of $700 thousand or 65.7 percent.

The Harbor Bank of Maryland achieved earnings of $2.0 million compared to $1.2 million for the prior year, an increase of $800 thousand or 66.7%.

Returns on average assets (ROAA) and average equity (ROAE) for the Corporation in 2003 were .84% and 12.23%, respectively, compared to the .54% and 8.21% achieved during the prior year. The return on average assets for the Bank in 2003 was .94%, compared to .61% for the prior year.

NET-INTEREST INCOME

Net interest income is the difference between interest income and related fees on earning assets and the interest expense incurred on deposits and other borrowings. Net interest income continued to be the Corporation’s main source of earnings. Net interest income for 2003 increased by $1.2 million or 14.9 percent. The increase reflects the continuing repricing of liabilities during 2003 and its beneficial effect on earnings.

Total interest income increased by $239 thousand or 2.1% to $11.9 million for 2003 when compared to the $11.6 million earned during 2002. The growth in the loan portfolio combined with lower interest rates were the main reasons for the increase.

Total interest expense decreased by $1.0 million or 29.1% to $2.4 million in 2003 from $3.4 million in 2002. Lower interest rates resulted in lower interest expense due to the repricing of liabilities throughout the year.

Net interest margin for 2003 was 4.84% compared to 4.51% for 2002.

The table attached as Exhibit A compares the Corporation’s consolidated average balances, interest income, interest expense and yields for a three-year period.

HARBOR BANKSHARES CORPORATION

PROVISION FOR LOAN LOSSES AND ASSET QUALITY

For the year ended December 31, 2003, the Corporation recorded a $755 thousand provision for loan losses, compared to $340 thousand for the year ended December 31, 2002. Gross charge-offs totaled $423 thousand for the year ended December 31, 2003, compared to the prior year total of $314 thousand. These charge-offs in 2003 primarily relate to credit cards, consumer and commercial loans.

The allowance for loan losses as of December 31, 2003, was .98% of total loans and .86% at the end of the comparable 2002 period.

Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and its underlying collateral, the mix of loans within the portfolio, delinquency trends, economic conditions, current and prospective trends in real estate values, and other relevant factors.

The table below shows the non-performing assets for a five-year period:

Non-Performing Assets (in thousands except percentages)

	2003	2002	2001	2000	1999
Non-accrual Loans	$220	$409	$620	$265	$1,003
Accruing Loans past due 90 days or more	506	746	135	6	47
Foreclosed Real Estate	—	70	14	37	217
Total Non-performing Assets and past due Loans	726	1,225	769	308	1,267
Total Non-performing Assets and past due Loans to year-end Assets	.33%	.58%	.41%	.17%	.71%
Total Non-performing Loans to year-end Loans	.48%	1.01%	.72%	.24%	1.0%

HARBOR BANKSHARES CORPORATION

The Corporation’s allowance for loan loss methodology is a loan classification-based system, based on the required reserve on a percentage of the loan balance for each type of loan and classification level. Watch, special mention, substandard and doubtful loans are reserved at 5.0%, 10.0%, 20.0% and 50.0%, respectively. Reserve percentages are based on each individual lending program, its loss history and underwriting characteristics including loan to value, credit score, debt coverage, collateral, and capacity to service debt. This analysis is used to validate the loan loss reserve matrix as well as assist in establishing overall lending direction.

While management considers the Corporation’s allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, management’s assumptions as to future delinquencies or loss rates, and management’s intent with regard to asset disposition options. In addition, the Corporation’s allowance for loan losses is periodically reviewed by the bank regulatory agencies as an integral part of their examination process. Based on their review, the agencies may require the Corporation to adjust the allowance.

The allocation of the allowance for loan losses is detailed in Exhibit B.

NON-INTEREST INCOME

Non-interest income increased by $285 thousand or 12.8% to $2.5 million in 2003. ATM fees were $216 thousand for 2003, representing 8.6% of other operating income. Included in the 2003 non-interest income were $51 thousand of gains on sale of loans, a $664 thousand award from CDFI (Treasury Department), $16 thousand of servicing fees and a gain on sale of securities of $225 thousand. The 2002 non-interest income reflects a $54 thousand gain on sale of loans, a $214 thousand award from CDFI (Treasury Department), $26 thousand of servicing fees and a $226 gain on the sale of securities available for sale.

Non-Interest Income Summary (in thousands)

	2003	2002	2001	2000	1999
Service charges on deposit accounts	$855	$910	$965	$1,069	$845
ATM fees	216	274	166	147	155
Awards & Grants	664	214	229	127	—
Gain on sale of real estate	—	—	—	—	112
Gain on sale of loans	51	54	45	11	7
Gain on sale of securities	225	226	197	—	—
Servicing fees	16	26	27	46	32
Other non-interest income	479	517	700	441	319

Total non-interest income	$2,506	$2,221	$2,329	$1,841	$1,470

HARBOR BANKSHARES CORPORATION

NON-INTEREST EXPENSES

Non-interest expenses of $8.6 million in 2003 increased by $35 thousand or ..41% when compared to the prior year. Salaries and benefits of $4.4 million in 2003 reflected an increase of $138 thousand or 3.3% when compared to the prior year salaries and benefits cost. Equipment expense decreased by $92 thousand or 19.2% due to less amortization cost. Professional fees decreased by $34 thousand or 16.3%. FDIC Insurance remained constant at $30 thousand. Other expenses increased by $58 thousand or 3.2%. Other intangibles amortization increased by $33 thousand or 70.2%. The amortization of $80 thousand under goodwill/other intangibles reflects the purchase of a branch facility during 2003. From 1999 to 2001, the amortization of goodwill before the adoption of FASB 147 is reflected.

Non-Interest Expenses Summary (In thousands)

	2003	2002	2001	2000	1999
Salaries and Employee Benefits	$4,368	$4,230	$3,989	$3,622	$3,220
Occupancy Expense, net	720	785	778	809	831
Equipment Expenses	386	478	654	802	728
Data Processing Fees	973	976	918	791	679
Professional Fees	174	208	199	388	199
Goodwill/Other Intangibles	80	47	331	331	331
Amortization
FDIC Insurance	30	30	87	29	44
Other Non-Interest Expense	1,879	1,821	1,571	1,337	1,252

Total Non-Interest Expense	$8,610	$8,575	$8,527	$8,109	$7,284

APPLICABLE INCOME TAXES

Applicable income taxes includes current and deferred portions which are detailed in Note 10 of the audited consolidated financial statements. Taxes for 2003 were $831 thousand compared to $473 thousand for 2002. The effective tax rate for the year ended December 31,2003, was 31.2% compared to 30.7% for the year ended December 31, 2002.

CREDIT RISK ANALYSIS

The Corporation, through its subsidiary, The Harbor Bank of Maryland, has in place credit policies and procedures designed to control and monitor credit risk. Credit analysis and loan review functions have provided a check and balance system for assessing initial and on-going risk associated with the lending process.

HARBOR BANKSHARES CORPORATION

Credit risk is mitigated through portfolio diversification, limiting exposure to any single industry or customer, requiring collateral and employing standard lending policies and underwriting criteria across the Corporation. Note 2 to the consolidated financial statements describes the Corporation’s accounting policies related to nonperforming loans and charge-offs and describes the methodologies used to develop the allowance, including both the allocated and unallocated components. The Corporation’s policies are consistent with regulatory standards.

ASSET AND LIABILITY MANAGEMENT

Introduction

The Investment Committee of the Corporation reviews policies regarding the sources and uses of funds, maturity distribution, and associated interest rate sensitivities. This effort is aimed at minimizing risks associated with fluctuating interest rates, as well as maintaining sufficient liquidity.

Liquidity

Liquidity describes the ability of the Corporation to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Corporation, as well as to meet current and planned expenditures. The Corporation, through the Bank, is required to maintain adequate sources of cash in order to meet its financial commitments in an organized manner without incurring substantial losses. These commitments relate principally to changes in the Bank’s deposit base through withdrawals and changes in funds required to meet normal and seasonal loan demands. The Bank, and thereby the Corporation, derives liquidity through the maturity distribution of the investment portfolio, loan repayments and income from earning assets. The Bank maintains a portion of its investment portfolio as a liquidity reserve, which can be converted to cash on an immediate basis.

The Bank has also established secured lines of credit with the Federal Home Loan Bank as an additional source of liquidity. Collateral must be pledged to the FHLB before advances can be obtained. At December 31, 2003, the Corporation had sufficient collateral in order to borrow up to an aggregate of $21.9 million from the FHLB under the established lines of credit, if necessary. Liquidity is also provided through the Corporation’s portfolio of liquid assets, consisting of cash and due from banks, interest-bearing deposits in other banks and investment securities available for sale. Such assets totaled $52.8 million or 24.1% of total assets at December 31, 2003.

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

For the year ended December 31, 2003, net cash provided by operating activities totaled $2.7 million. Net cash used by investing activities totaled $14.8 million resulting primarily from the proceeds of called investment securities totaling $29.0 million, proceeds from the sale, maturities and principal payments of investment securities of $18.6 million, purchase of investment securities of $29.8 million and a net increase in loans of $29.9 million. Net cash provided by financing activities totaled $7.3 million resulting from the net increase in total deposits of $2.6 million, re-payment of the long term debt in the amount of $1.9 million and net proceeds for the issuance of a preferred beneficial interest in company’s subsidiaries in the amount of $6.8 million.

Interest Rate Sensitivity

Interest rate sensitivity refers to the degree that earnings will be affected by changes in the general level of interest rates. Interest sensitive assets are typically loans which have interest rates related to the prime interest rate or other type of index. Interest sensitive liabilities have interest rates which likewise vary based upon market changes. Reducing the net interest rate sensitivity of the Corporation’s balance sheet is the goal of the asset/liability management process.

One measure of interest rate sensitivity is the difference between interest sensitive assets and interest sensitive liabilities called the “interest sensitivity gap.” The following table shows an analysis of the Corporation’s cumulative interest sensitivity gap position.

Cumulative Interest Sensitivity Gap

1 year
Interest sensitive assets	$104.5
Interest sensitive liabilities	76.8

Interest sensitivity gap	$27.7

Gap to total assets	12.6%

Exhibit C, “Interest Variance Analysis”, sets forth, for the period indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates.

LONG AND SHORT TERM BORROWINGS

On October 9, 2003, Harbor Bankshares Corporation issued a Floating Rate Junior Subordinated Debt Security due 2033 in the amount of $7.0 million. The Debt Security was issued by the corporation pursuant to an Indenture, dated as of October 9, 2003, between the Corporation and

HARBOR BANKSHARES CORPORATION

Wilmington Trust Company. The Capital Securities will be issued by Harbor Bankshares Corporation Capital Trust pursuant to a Purchase Agreement dated September 18, 2003, among the Corporation, the Trust and Citigroup Global Markets Inc. Upon the receipt of the funds, the Corporation paid off its long-term debt to N.C.I.F. in the amount of $1.9 million and placed the remaining funds in the amount of $4.9 million in its subsidiary, The Harbor Bank of Maryland, increasing the Bank’s Tier One capital. This capital infusion will permit the Bank to increase its lending limit and allow for future growth. There are no other borrowings as of December 31, 2003.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations: The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

PAYMENTS DUE IN

(In Millions)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Junior Subordinated Debentures					7,210	7,210

Excludes Interest

CAPITAL RESOURCES

Stockholders’ equity increased by $1.1million or 7.9% to $15.3 million. This increase was mainly due to net income of $1.8 million and the unrealized gain of securities held for sale, which was $21 thousand at December 31, 2003, compared to a gain of $502 thousand for 2002. As of year-end, based on borrowing arrangements with the Federal Home Loan Bank of $21.9 million, the Corporation had sufficient liquidity to withstand any unusual demand of funds without liquidating these securities. Stockholders’ equity was 7.0% of total assets as of the year-end. The Tier 1 capital ratio as of December 31, 2003, was 7.3%, and the risk-based capital ratio was 11.10%. The minimum requirements established by regulators are 4.0% for Tier 1 capital and 8.0% for total risk-based capital. The book value of each share of common stock was $21.69 as of December 31, 2003.

The Tier I capital ratio for the Corporation’s subsidiary, The Harbor Bank of Maryland as of December 31, 2003, was 8.8% and the risk-based capital ratio was 13.0%, both above the established regulatory requirements.

HARBOR BANKSHARES CORPORATION

CHANGES IN FINANCIAL POSITION

The Corporation, through its subsidiary, The Harbor Bank of Maryland, continued its growth during 2003. Total assets increased by $9.3 million or 4.4 percent.

Deposits increased from $193.3 million in 2002 to $195.9 million in 2003, an increase of $2.6 million or 1.3%. Net loans reached to $149.7 million in 2003 from $120.5 million in 2002, an increase of $29.2 million or 24.2%.

The Corporation plans to continue its expansion through marketing efforts by its Management and Board of Directors.

Exhibit D presents data and information at December 31, 2003, as to: 1) Maturities of Certificates of Deposit of $100,000 or more; 2) the Corporation’s Loan Portfolio by Type of Loan; and 3) the Corporation’s Investment Securities Portfolio Summary as of that date.

HARBOR BANKSHARES CORPORATION

OTHER INFORMATION

For a complete discussion of recent accounting pronouncements and their effect on the Corporation’s financial statements, please refer to Note 3 of the Corporation’s audited consolidated financial statements.

HARBOR BANKSHARES CORPORATION

SUPPLEMENT TO THE 2003 ANNUAL REPORT TO STOCKHOLDERS

BOARD OF DIRECTORS

Joseph Haskins, Jr.	Chairman, President and Chief Executive Officer/Harbor Bankshares Corporation
James H. DeGraffenreidt, Jr.	Chairman and CEO/WGL Holdings, Inc.
Joe Louis Gladney	President/Gladney Transportation and Oil Company
Louis J. Grasmick	President and CEO/Louis J. Grasmick Lumber Co., Inc.
Sachinder Gupta	President/E2CR, Inc.
Nathaniel Higgs, Th.B., D.D.	Pastor Emeritus/Southern Baptist Church
Delores G. Kelley, Ph.D.	Senator/Maryland State Senate
Erich March	Vice President/William C. March Funeral Home
John Paterakis	President and Chief Executive Officer/H&S Bakery
John D. Ryder	President and CEO/Tree Top Toys, Inc.
Edward St. John	President and Chief Executive Officer/MIE Investment Co.
James Scott, Jr.	Principal/Penan & Scott, P.C.
Carl W. Struever	President and CEO/Struever Bros. Eccles and Rouse
Dr. Walter S. Thomas	Pastor/New Psalmist Baptist Church
Stanley W. Tucker	President/Meridian Management Group, Inc.
George F. Vaeth, Jr.	Architect/George Vaeth Associates, Inc.

EXECUTIVE OFFICERS

Joseph Haskins, Jr.	Chairman, President and CEO/Corporation and Bank
John Paterakis	Chairman, Executive Committee/Corporation and Bank
Teodoro J. Hernandez	Treasurer/Corporation - Senior Vice President and Cashier/Bank
George F. Vaeth, Jr.	Secretary/Corporation and Bank

ADVISORY BOARD

Gary L. Attman	Principal/Attman Properties Company
Henry Baines	President/Stop, Shop and Save Supermarkets
Kenneth Banks	President/Banks Contracting Co., Inc.
Robert L. Haynes	Pastor/New Pleasant Grove Missionary Baptist Church
Dr. Derek Lindsey	Physician and CEO/True Health Care
Hassan Murphy	Attorney/William H. Murphy Jr. and Associates, P.A.
James Watkins, (Col.)	President/Watkins Security Agency
Kenneth O. Wilson	President and Owner/Inner Harbor Marina

HARBOR BANKSHARES CORPORATION

STOCKHOLDERS INFORMATION

MARKET SUMMARY OF STOCK

Harbor Bankshares Corporation is traded privately and is not listed on any exchange. During 2003 and 2002, there was little trading activity in the stock. The bid and ask price during 2003 was $20.00 per share. During 2002 the bid and ask price varied from $18.00 to $20.00 per share. At December 31, 2003 the Corporation had 685 common stockholders of record.

CASH DIVIDENDS

A stock dividend equivalent to $.25 per share was paid during the first quarter of 2003.

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

HARBOR BANKSHARES CORPORATION

Exhibit A

HARBOR BANKSHARES CORPORATION

CONSOLIDATED THREE-YEARS STATEMENT:

AVERAGE BALANCES, YIELDS/RATES AND INCOME EXPENSE

(dollars in thousands)

Year ended December 31,	2003			2002			2001
	Average Balances	Yields/ Rates	Income Expense	Average Balances	Yields/ Rates	Income Expense	Average Balances	Yields/ Rates	Income Expense
ASSETS
U. S. Treasury Securities	$3,048	2.79%	$85	$2,989	2.64%	$79	$2,138	4.07%	$87
U.S. Government Agencies	39,878	3.39	1,354	49,256	4.17	2,055	55,140	6.19	3,411
Interest-Bearing Deposits with Other Banks	2,100	3.24	68	1,770	3.56	63	998	4.84	48
FHLB Stock and Other Securities	1,051	3.61	38	1,155	4.50	52	652	6.90	45
Federal Funds Sold	9,397	1.03	97	17,083	1.60	274	18,805	3.89	731

	55,474	2.96	1,642	72,253	3.49%	2,523	77,733	5.56%	4,322

Loans
Commercial Loans	44,887	7.03	3,156	27,976	8.21	2,297	22,313	9.10	2,032
Real Estate Loans	85,226	7.16	6,102	70,996	8.06	5,723	72,261	8.53	6,161
Consumer Loans	10,263	9.61	986	11,321	9.75	1,104	10,493	10.43	1,094

Loans Net of Unearned Income	140,376	7.30	10,244	110,293	8.27	9,124	105,067	8.84	9,287

Total Earning Assets	195,850	6.07%	$11,886	182,546	6.38%	$11,647	182,800	7.44%	$13,609

Allowance for Possible Losses	(1,488)			(1,007)			(844)
Other Assets	18,909			16,633			16,283

TOTAL ASSETS	$213,271			$198,172			$198,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-Interest Bearing Deposits	$31,641	—%	$—	$23,829	—%	$—	$21,341	—%	$—

Interest-Bearing Transaction Accounts	23,515.16		38	21,197.29		62	18,597.71		132
Savings	84,715.82		696	87,356	1.31	1,145	82,907	3.03	2,518
Time - $100,000 or more	25,172	2.63	662	22,264	4.10	914	30,482	5.50	1,675
Other Time	29,831	2.81	840	27,567	4.14	1,140	29,907	5.00	1,497

Savings and Time Deposits	163,233	1.37%	2,236	158,384	2.06%	3,261	161,893	3.59%	5,822

TOTAL Deposits	194,874			182,213			183,234

Junior Subordinated Debentures	1,611	4.40%	71
Other Borrowed Money	—	—%	—	—	—%	—	137	6.24%	9
Notes payable	1,310	7.0	104	1,985	7.0	141	2,000	7.0	142
Other Liabilities	871	—		866	—	—	1,168	—	—

TOTAL Liabilities	198,666	1.45%	$2,411	185,064	2.12%	$3,402	186,539	3.64%	$5,973

STOCKHOLDERS’ EQUITY	14,605			13,108			11,700

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$213,271			$198,172			$198,239

Net Yield on Interest Earning Assets		4.62%			4.26%			3.80%
Benefit of Non-Interest Bearing Funds		.22%			.25%			.56%
Net Interest Margin		4.84%			4.51%			4.36%

HARBOR BANKSHARES CORPORATION

Exhibit B

SUMMARY OF LOAN LOSS EXPERIENCE

(dollars in thousands)

Year ended December 31,	2003	2002	2001	2000	1999
Balance at Beginning of Period	$1,049	$959	$732	$678	$699

Loans Charged Off:
Commercial Loans	71	109	65	228	291
Real Estate Loans	11	26	70	73	395
Consumer Loans	341	178	111	103	239

TOTAL Loans Charged Off	423	313	246	404	925

Recoveries of Loans:
Commercial Loans	22	42	39	69	40
Real Estate Loans	22	11	22	16	26
Consumer Loans	63	10	12	27	35

TOTAL Loans Recovered	107	63	73	112	101

Net Loans Charged Off	316	250	173	292	824

Provisions Charged to Operations	755	340	400	346	803

Balance at End of Period	$1,488	$1,049	$959	$732	$678

Daily Average Amount of Loans	$140,376	$110,293	$105,067	$107,860	$87,399

Allowance for Possible Loan Losses to Loans Outstanding	.98%	.86%	.90%	.65%	.66%

Net Charge Offs to Average Loans Outstanding	.22%	.22%	.16%	.27%	.94%

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)

As of December 31,	2003	2002	2001	2000	1999
Commercial Loans	$825	$555	$557	$442	$317
Real Estate Loans	151	138	110	127	131
Consumer Loans	35	76	80	17	4
Credit Cards	47	46	55	16	10
Unallocated	430	234	157	130	216

TOTAL Allowance for Loan Losses	$1,488	$1,049	$959	$732	$678

HARBOr BANKSHAREs CORPORATION

Exhibit C

INTEREST VARIANCE ANALYSIS

(dollars in thousands)

	2003 COMPARED TO 2002 Increase (Decrease) due to:			2002 COMPARED TO 2001 Increase (Decrease) due to:
	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME
Loans	$2,488	$(1,368)	$1,120	$462	$(625)	$(163)
Investment Securities	(355)	(354)	(709)	(232)	(1,125)	(1,347)
Federal Funds Sold	(123)	(54)	(177)	(67)	(390)	(457)
Other Interest Bearing Assets (1)	12	(7)	5	37	(22)	5

TOTAL Interest Income	$2,022	$(1,783)	$239	$200	$(2,162)	$(1,962)

INTEREST EXPENSE
Interest-Bearing Transaction Accounts	$7	$(31)	$(24)	$18	$(88)	$(70)
Savings	(35)	(414)	(449)	135	(1,509)	(1,374)
Time - $100,000 or more	119	(371)	(252)	(452)	(310)	(762)
Other Time	94	(394)	(300)	(117)	(240)	(357)
Other Borrowed Money	—	—	—	(8)	—	(8)
Subordinate Debentures	71	—	71	—
Notes Payable	(37)	—	(37)	—	—	—

TOTAL Interest Expense	$219	$(1,210)	$(991)	$(424)	$(2,147)	$(2,571)

NET INTEREST INCOME	$1,803	$(573)	$1,230	$624	$(15)	$609

Note:	Loan fees, which were included in interest income, were $814 in 2003, $644 in 2002, and $481 in 2001. A change in Rate/Volume has been allocated to the change in rate.

(1)	Certificates of Deposit with other financial institutions.

Exhibit D

Other Financial Information at December 31, 2003

Maturities of Certificates of Deposit of $100,000 or More

(dollars in Thousands)

MATURITIES	Three months or less	Over three months to 12 months	Over 12 months	Total
Balance	$9,013	$10,911	$5,170	$25,094
Percent to Total	35.9%	43.5%	20.6%	100.0%

Loan Portfolio by Type of Loan

(dollars in Thousands)

	2003		2002		2001		2000		1999
Commercial	$55,725	36.9%	$30,914	21.7%	$23,126	21.7%	$33,515	29.8%	$31,801	31.0%
Real Estate Commercial	42,232	27.9%	34,102	34.5%	36,807	34.5%	32,500	28.9%	24,789	24.2%
Real Estate Construction	9,380	6.2%	5,017	2.5%	2,699	2.5%	2,836	2.5%	2,992	2.9%
Real Estate Residential	35,075	23.2%	39,854	30.4%	32,456	30.4%	35,260	31.4%	39,336	38.4%
Consumer	8,806	5.8%	11,684	10.9%	11,718	10.9%	8,286	7.4%	3,583	3.5%

TOTAL LOANS	$151,218	100.0%	$121,571	100.0%	$106,806	100.0%	$112,397	100.0%	$102,501	100.0%

Investments Securities Portfolio Summary

(dollars in Thousands)

	2003	2002	2001	2000	1999
Securities Available for Sale:
U.S. Treasury, State and Government Agencies	$35,445	$47,919	$41,438	$52,379	$49,061
Mortgage-Backed Securities	343	5,707	7,494	2,265	712

TOTAL Securities Available for Sale	$35,788	$53,626	$48,932	54,644	49,773

Securities Held to Maturity:
U.S. Treasury and Government Agencies	2,007	2,012	2,019	—	—
Mortgage-Backed Securities	—	—	—	—	—
Other Debt Securities	42	45	45	27	20

TOTAL Securities Held to Maturity	2,049	2,057	2,064	27	20

TOTAL Investment Securities Portfolio	$37,837	$55,683	$50,996	$54,671	$49,793

TOTAL PORTFOLIO YIELD	3.2%	4.1%	6.1%	6.6%	6.4%

15