Form 10-Q
period 2004-03-31
HARBOR BANKSHARES CORP
filed 2004-05-13
CIK 889608

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

Common stock, non-voting, $.01 Par value - 33,795 shares as of March 31, 2004.

Common stock, $.01 Par value – 670,628 shares as of March 31, 2004.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31 2004	December 31 2003
	(Unaudited)
	Dollars in Thousands
ASSETS
Cash and Due from Banks	$9,511	$6,982
Federal Funds Sold	14,903	8,159
Interest Bearing Deposits in Other Banks	1,900	1,900
Investment Securities:
Held to maturity (market values of $2,114 as of March 31, 2004 and $2,129 as of December 31, 2003)	2,047	2,049
Available for Sale	34,918	35,788

Total Investment Securities	36,965	37,837

Loans Held for Sale	478	790
Loans	153,042	150,427
Allowance for Loan Losses	(1,505)	(1,488)

Net Loans	151,537	148,939

Property and Equipment - Net	3,751	3,736
Goodwill	2,506	2,506
Intangible Assets	611	632
Accrued Interest Receivable and Other Assets	7,748	8,066

TOTAL ASSETS	$229,910	$219,547

LIABILITIES
Deposits:
Non-Interest Bearing Demand	$38,327	$32,482
Interest Bearing Transaction Accounts	24,598	21,873
Savings	84,766	85,328
Time, $100,000 or more	26,445	25,094
Other Time	32,038	31,124

Total Deposits	206,174	195,901
Junior Subordinated Debentures	7,217	7,217
Accrued Interest and Other Liabilities	1,035	1,154

TOTAL LIABILITIES	214,426	204,272

STOCKHOLDERS’ EQUITY
Common stock, - par value $.01 per share: Authorized 10,000,000 shares; issued 670,628 at March 31, 2004 and 670,381 at December 31, 2003 and 33,795 common non-voting at March 31, 2004 and December 31, 2003.	7	7
Paid in Capital	7,212	7,210
Retained Earnings	8,145	8,037
Accumulated other comprehensive income	120	21

TOTAL STOCKHOLDERS’ EQUITY	15,484	15,275

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$229,910	$219,547

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2004	2003
	(Unaudited) In Thousands Except per Share Data
INTEREST INCOME
Interest and Fees on Loans	$2,640	$2,382
Interest on Investment Securities (Taxable)	302	487
Interest on Deposits in Other Banks	15	19
Interest on Federal Funds Sold	29	30
Other Interest Income	4	9

TOTAL INTEREST INCOME	2,990	2,927

INTEREST EXPENSE
Interest on Deposits
Savings	136	197
Interest Bearing Transaction Accounts	10	11
Time $100,000 or More	124	191
Interest on Borrowed Funds	—	135
Other Time	175	238
Interest on Junior Subordinated Debentures	70	—
Interest on Notes Payable	—	34

TOTAL INTEREST EXPENSE	515	671

NET INTEREST INCOME	2,475	2,256
Provision for Loan Losses	90	223

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,385	2,033

NON-INTEREST INCOME
Service Charges on Deposit Accounts	189	205
Other Income	166	205
Realized Gains on Security Sales	—	83
Gain of Sale of Loans	4	21

TOTAL NON-INTEREST INCOME	359	514

NON-INTEREST EXPENSES
Salaries and Employee Benefits	1,119	1,040
Occupancy Expense of Premises	159	213
Equipment Expense	90	97
Data Processing Expense	252	244
Amortization of Other Intangible Assets	20	20
Other Expenses	597	463

TOTAL NON-INTEREST EXPENSES	2,237	2,077

INCOME BEFORE INCOME TAXES	507	470
Applicable Income Taxes	152	141

NET INCOME	$355	$329

BASIC EARNINGS PER SHARE	$.50	$.44
DILUTED EARNINGS PER SHARE	$.47	$.43
Dividends Declared per Share	$.35	$.25

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2004	2003
	(Unaudited) In Thousands
OPERATING ACTIVITIES
Net Income	$355	$329
Adjustments to Reconcile Net Income to Net Cash And Cash Equivalents Provided by Operating Activities:
Origination of Loans Held for Sale	(1,219)	(796)
Proceeds from the Sale of Loans Held for Sale	1,535	817
Gains on sale of loans	(4)	(83)
Gains on sale of securities	—	(21)
Provisions for loan losses	90	223
Depreciation and Amortization	125	119
Decrease (Increase) in Interest Receivable and Other Assets	267	(330)
Decrease in Interest Payable and Other Liabilities	(119)	(56)

Net Cash Provided by Operating Activities	1,030	202

INVESTING ACTIVITIES
Purchase of Investments Securities Available for Sale	(5,999)	(12,980)
Proceeds from Securities called	7,000	9,000
Proceeds from Matured Securities and Principal Payments	14	537
Proceeds from sale of Investment Securities
Available for sale	—	4,083
Net Increase in Loans	(2,688)	(9,379)
Purchase of Premises and Equipment	(113)	(43)

Net Cash Used in Investing Activities	(1,786)	(8,782)

FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing Transaction Accounts	5,845	2,067
Net Increase in Interest Bearing Transaction Accounts	2,725	2,010
Net Decrease in Savings Deposits	(562)	(1,121)
Net (Decrease) Increase in Time Deposits	2,265	(140)
Payment of Cash Dividends	(246)	(184)
Repayment of Long-Term Debt	—	(35)
Proceeds from the Sale of Common Stock	2	5

Net Cash Provided by Financing Activities	10,029	2,602

Increase (Decrease) in Cash and Cash Equivalents	9,273	(5,978)
Cash and Cash Equivalents at Beginning of Period	15,141	19,926

Cash and Cash Equivalents at End of Period	$24,414	$13,948

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2004

Note A:	Basis of Presentation

The accompanying unaudited consolidated financial statements of Harbor Bankshares Corporation and subsidiary (The “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10 – QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s Annual Report on Form 10 – KSB for the year ended December 31, 2003.

Note B:	Comprehensive Income

The Company’s comprehensive income consists of its net income and unrealized holding gains (losses) on its available for sale securities, net of taxes.

Presented below is a reconciliation of net income to comprehensive income.

	Three Months Ended March 31,
	2004	2003
Net Income	$355	$329

Unrealized gains on securities	149	(148)
Available-for-sale
Related income tax expense	50	(50)

	99	(98)

Reclassifications adjustment for gains Included in net income	—	(83)
Related income tax benefit	—	28

	—	(55)

Total Other Comprehensive Income	99	(153)

Total Comprehensive Income	$454	$176

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

EARNINGS PER SHARE

Note C:	Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of potentially dilutive transactions or conversions. This computation of diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method which could occur if contracts to issue common stock, such as stock options, were exercised and shared in corporate earnings. At March 31, 2004 and 2003, there were no antidilutive options to purchase common shares.

The following table presents a summary of per share data and amounts for the period indicated:

(amount in thousands except per-share data)

	Three Months Ended
	March 31, 2004	March 31, 2003
Basic:
Net income applicable to common stock	$355	$329

Average common shares outstanding	704	736

Basic net income per share	$.50	$.44

Diluted:
Net income applicable to common stock	$355	$329

Average common shares outstanding	704	736
Stock option adjustment	44	22

Diluted average common shares outstanding	748	758

Diluted net income per share	$.47	$.43

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Note D:

STOCK OPTION ACCOUNTING

The Company accounts for stock options under the intrinsic value method of recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal or exceeding the market value of this underlying common stock on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure is effective for the interim period beginning after December 15, 2002 and requires pro-forma net income and earnings per share disclosures on a quarterly basis. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31
	2004	2003
	(In Thousands Except per Share Data)
Net Income, as reported	$355	$329
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(7)	(8)

Pro-forma net income	$348	$321

Earnings per share:
Basic - as reported	$0.50	$0.44
Basic - pro-forma	$0.50	$0.43
Diluted - as reported	$0.47	$0.43
Diluted - pro-forma	$0.47	$0.42

Note E:

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, (as revised December 2003-FIN 46(R)), clarifies when some entities previously not consolidated under prior accounting guidelines, should be. In some instances, it also requires certain previously consolidated entities to be deconsolidated. FIN 46(R) is effective for periods ending after December 15, 2003 for special purpose entities and for periods ending after March 15, 2004 for other types of variable interest entities that are not defined as special purpose entities. Implementation of this new guidance did not have a material impact on the Company’s financial statements.

Although Harbor Bankshares Corporation Capital Trust is no longer consolidated, the underlying subordinated debentures are reported as debt obligations on the Company’s consolidated balance sheet. It is, however, unclear what effect, if any, such deconsolidation will have on the regulatory-capital treatment of those securities. If the subordinated debentures were removed, the Company’s capital ratio will fall from well capitalized to adequate.

Note F:

CONTINGENCIES

In 1999, The Harbor Bank of Maryland entered into an agreement with an unaffiliated company that operated and serviced automated teller machines (“ATM’s”). This agreement called for the Bank to provide cash for use in certain ATM’s not located on Bank premises. In 2003, the Bank discovered that it had a significant cash shortage in connection with this arrangement. The investigation of the cash shortage is ongoing and the Bank is vigorously pursuing recovery. The Bank cannot yet reasonably estimate the amount of loss it may incur as a result of this cash shortage. Therefore, no accrual for any potential loss has been reflected in the accompanying financial statements. The maximum exposure to the Bank is estimated at approximately $1.1 million, without consideration of any related tax benefit.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Part I. FINANCIAL INFORMATION

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements. This management’s discussion and analysis of financial condition and results of operations and other portions of this report include forward-looking statements such as: statements of the Company’s goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of loan quality, and probable loan losses, liquidity, and interest risk; and statements of the Company’s ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behaviors, and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company’s past growth and performance do not necessarily indicate its future results.

Harbor Bankshares Corporation’s earnings for the first quarter of 2004 totaled $355 thousand, an increase of $26 thousand or 7.9 percent when compared to the first quarter of 2003. Continued loan growth was the main reason for the increase. For the first quarter of 2004, the annualized return on average assets (ROAA) and average stockholders equity (ROAE) were. 63 percent and 9.26 percent respectively, compared to .63 percent and 11.2 percent respectively achieved during the first quarter of 2003.

For the first quarter of 2004, net interest income increased by $219 thousand or 9.7 percent when compared to the same period of 2003. Interest and fees on loans increased by $258 thousand or 10.8 percent reflecting the continuing loan growth. Investment income decreased by $185 thousand or 38.0 percent and federal funds decreased by $1 thousand or 3.3 percent. The decrease in the investment category reflect the use of maturing or called securities to fund the loan growth. Interest expense on savings accounts decreased by $61 thousand or 30.9 percent and interest on time deposits decreased by $130 thousand or 30.3 percent. Continuing re-pricing of deposits was the main reason for the decreases. Interest on notes payable decreased by $34 thousand or 100 percent. The outstanding note amount of $1.8 million to the National Community Investment Fund was paid-off during the last quarter of 2003, with some of the proceeds from the $7.2 million in junior subordinated debentures issued on October 9, 2003. The interest expense for the junior subordinated debentures during the first quarter of 2004 was $70 thousand.

For the first quarter of 2004, the provision for loan losses was $90 thousand compared to $223 thousand for the same period of 2003, a decrease of $133 thousand or 59.6 percent. The decrease reflects management’s decision to increase the allowance for loan losses during 2003 to accommodate loan growth. Charge-offs during the first quarter of 2004 totaled $200 thousand, reflecting a decrease of $75 thousand or 27.3 percent when compared to the first quarter of 2003. Recoveries for the period were $127 thousand reflecting an increase of $109 thousand or 605.6 percent when compared to the same period of 2003.

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

This analysis is used to validate the loan loss reserve matrix as well as assist in establishing overall lending direction. In Management’s opinion, the allowance for loan losses as of March 31, 2004 is adequate. During the first quarter of 2004, there were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance.

Non-performing assets consist of non-accruing loans, loans past due 90 days or more but still accruing, restructured loans, and foreclosed real estate.

The following table shows the non-performing assets as of March 31, 2004 compared to December 31, 2003.

	March 31, 2004	December 31, 2003
Non-accruing Loans	$602	$220
Past Due 90 days or more	57	506
Restructured loans	—	—

Total non-performing loans	$659	$726
Foreclosed real estate	—	—

Total non-performing assets	$659	$726

Non-performing loans to total loans	.43%	.48%
Non-performing assets to total assets	.29%	.33%
Allowance for loan losses to non-performing loans	228.4%	205.0%

Non-interest income decreased by $155 thousand or 30.2 percent. Service charges on deposit accounts decreased by $16 thousand or 7.8 percent. Other income decreased by $39 thousand or 19.0 percent mainly related to the ATM income, which decreased by $33 thousand or 45.2 percent resulting from a downsizing of the network. There were no gains on the sale of securities for the first quarter of 2004. The first quarter of 2003 had $21 thousand of gains on the sale of securities. The gains on the sale of loans for the first quarter of 2004 were $4 thousand compared to $83 thousand for the same period of 2003. Salary and employee benefits increased by $79 thousand or 7.6 percent, occupancy cost decreased by $54 thousand or 25.3 percent reflecting the termination of some leases in the branch network and the purchase of the building that houses the Corporation’s headquarters. Equipment expenses also decreased by $7 thousand or 7.2 percent due to lesser depreciation cost. Data processing cost increased by $8 thousand or 3.3 percent. Amortization of intangible assets was $20 thousand in both periods. Other expenses increased by $135 thousand or 29.2 percent. Included in other expenses, is the cost of legal fees which totaled $73 thousand for the quarter compared to $16 thousand for the same period of 2003, reflecting an increase of $57 thousand or 356.3 percent. This increase is the result of the collection cost associated with the contingency disclosed under Note F of the consolidated financial statements

As of March 31, 2004, total deposits were $206 million, reflecting an increase of $10.3 million or 5.2 percent when compared to deposits as of December 31, 2003. Non-interest bearing transaction accounts increased by $5.8 million or 18.0 percent while interest bearing transaction accounts increased by $2.7 million or 12.5 percent. Savings accounts which included money market accounts decreased by $562 thousand or .66 percent and time deposits increased by $2.3 million or 4.0 percent.

Net loans increased by $2.8 million or 1.74 percent to $151.5 million. The increase was mainly reflected in the commercial loan category.

Stockholders’ equity increased by $209 thousand or 1.4 percent. The increase was the result of earnings of $354 thousand and, an increase of $99 thousand of unrealized gains on available-for-sale securities, net of cash dividends paid in the amount of $246 thousand. Primary and risk based capital of the corporation were 7.09 percent and 10.89 percent respectively.

The Corporation stock is traded privately. For the quarter-ended March 31, 2004, only one trade was registered at $25.00 per share.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

ITEM 3.	Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and the Treasurer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a – 15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures were adequate. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15 under the Securities Act of 1934) during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiary, at times and in the ordinary course of business, are subject to various pending and threatening legal actions. The relief or damages sought in some o these actions may be substantial. Management considers that the outcome of such actions will not have a material adverse effect on the Company’s financial position; however, the Company is not able to predict whether the outcome of such actions may or may not have a material adverse effect on results of operations in a particular future period as the timing and amount of any resolution of such actions and relationship to the future results of operations are not known.

See Note F to the Unaudited Consolidated Financial Statements, which is incorporated herein by reference.

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities.

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Matters Submitted to a Vote of Security Holders

The 2004 Annual Meeting of the Stockholders of Harbor Bankshares Corporation was held April 21, 2004.

The stockholders elected the nominees to the Corporation’s Board of Directors. Listed below are the terms and separate tabulation of votes for each nominee:

	Number of Votes
Three Years	For	Withheld
John Paterakis	493,642	154
James Scott, Jr.	493,796	—
Edward St. John	493,719	77
Walter S. Thomas	492,739	1,057
George F. Vaeth, Jr.	493,796	—

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

Exhibit 31(a),(b), Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32(a),(b),, 18 U.S.C Section 1350 Certifications

Reports on Form 8-K

The Company did not file any report on Form 8-K for the quarterly period ending March 31, 2004.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR BANKSHARES CORPORATION

Date: May 12, 2004	/s/ Joseph Haskins, Jr.

Joseph Haskins, Jr.
Chairman and Chief Executive Officer

Date: May 12, 2004	/s/ Teodoro J. Hernandez

Teodoro J. Hernandez
Treasurer