Form 10QSB
period 2004-06-30
HARBOR BANKSHARES CORP
filed 2004-08-06
CIK 889608

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

Common stock, non-voting, $.01 Par value - 33,795 shares as of June 30, 2004.

Common stock, $.01 Par value – 670,698 shares as of June 30, 2004.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30 2004	December 31 2003
	(Unaudited)
	Dollars in Thousands
ASSETS
Cash and Due from Banks	$12,165	$6,982
Federal Funds Sold	1,907	8,159
Interest Bearing Deposits in Other Banks	1,300	1,900
Investment Securities:
Held to maturity (market values of $2,080 as of June 30, 2004 and $2,129 as of December 31, 2003)	2,040	2,049
Available for Sale	39,576	35,788

Total Investment Securities	41,616	37,837

Loans Held for Sale	478	790
Loans	162,830	150,427
Allowance for Loan Losses	(1,538)	(1,488)

Net Loans	161,292	148,939

Property and Equipment - Net	3,793	3,736
Goodwill	2,506	2,506
Intangible Assets	590	632
Accrued Interest Receivable and Other Assets	8,202	8,066

TOTAL ASSETS	$233,849	$219,547

LIABILITIES
Deposits:
Non-Interest Bearing Demand	$39,770	$32,482
Interest Bearing Transaction Accounts	28,232	21,873
Savings	84,523	85,328
Time, $100,000 or more	26,408	25,094
Other Time	31,317	31,124

Total Deposits	210,250	195,901
Junior Subordinated Debentures	7,217	7,217
Accrued Interest and Other Liabilities	1,015	1,154

TOTAL LIABILITIES	218,482	204,272

STOCKHOLDERS’ EQUITY
Common stock, - par value $.01 per share:
Authorized 10,000,000 shares; issued 670,698 at June 30, 2004 and 670,381 at December 31, 2003 and 33,795 common non-voting at June 30, 2004 and December 31, 2003.	7	7
Paid in Capital	7,213	7,210
Retained Earnings	8,552	8,037
Accumulated other comprehensive (loss) income	(405)	21

TOTAL STOCKHOLDERS’ EQUITY	15,367	15,275

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$233,849	$219,547

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2004	2003
	(Unaudited)
	In Thousands
	Except per Share Data
INTEREST INCOME
Interest and Fees on Loans	$2,717	$2,632
Interest on Investment Securities (Taxable)	307	411
Interest on Deposits in Other Banks	11	19
Interest on Federal Funds Sold	22	25
Other Interest Income	4	4

TOTAL INTEREST INCOME	3,061	3,091

INTEREST EXPENSE
Interest on Deposits:
Savings	144	191
Interest Bearing Transaction Accounts	11	12
Time $100,000 or More	98	190
Other Time	198	226
Interest on Junior Subordinated Debentures	78	—
Interest on Notes Payable	—	33

TOTAL INTEREST EXPENSE	529	652

NET INTEREST INCOME	2,532	2,439
Provision for Loan Losses	90	142

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,442	2,297

NON-INTEREST INCOME
Service Charges on Deposit Accounts	208	215
Other Income	166	192
Gain of Sale of Loans	2	28

TOTAL NON-INTEREST INCOME	376	435

NON-INTEREST EXPENSE
Salaries and Employee Benefits	1,121	1,061
Occupancy Expense of Premises	150	196
Equipment Expense	85	105
Data Processing Expense	253	232
Other Expenses	619	526

TOTAL NON-INTEREST EXPENSES	2,228	2,120

INCOME BEFORE INCOME TAXES	590	612
Applicable Income Taxes	184	191

NET INCOME	$406	$421

BASIC EARNINGS PER SHARE	$.57	$.58
DILUTED EARNINGS PER SHARE	$.53	$.56
Dividends Declared per Share	$—	$—

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
	In Thousands
	Except per Share Data
INTEREST INCOME
Interest and Fees on Loans	$5,357	$5,014
Interest on Investment Securities (Taxable)	609	898
Interest on Deposits in Other Banks	26	38
Interest on Federal Funds Sold	51	55
Other Interest Income	8	13

TOTAL INTEREST INCOME	6,051	6,018

INTEREST EXPENSE
Interest on Deposits
Savings	280	388
Interest Bearing Transaction Accounts	21	23
Time $100,000 or More	222	381
Other Time	373	464
Interest on Junior Subordinated Debentures	148	—
Interest on Notes Payable	—	67

TOTAL INTEREST EXPENSE	1,044	1,323

NET INTEREST INCOME	5,007	4,695
Provision for Loan Losses	180	365

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,827	4,330

NON-INTEREST INCOME
Service Charges on Deposit Accounts	397	420
Other Income	332	397
Realized Gains on Security Sales	—	83
Gain of Sale of Loans	6	49

TOTAL NON-INTEREST INCOME	735	949

NON-INTEREST EXPENSE
Salaries and Employee Benefits	2,240	2,101
Occupancy Expense of Premises	309	409
Equipment Expense	175	202
Data Processing Expense	505	476
Other Expenses	1,236	1,009

TOTAL NON-INTEREST EXPENSES	4,465	4,197

INCOME BEFORE INCOME TAXES	1,097	1,082
Applicable Income Taxes	336	332

NET INCOME	$761	$750

BASIC EARNINGS PER SHARE	$1.08	$1.02
DILUTED EARNINGS PER SHARE	$1.01	$.99
Dividends Declared per Share	$.35	$.25

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2004	2003
	(Unaudited)
	In Thousands
OPERATING ACTIVITIES
Net Income	$761	$750
Adjustments to Reconcile Net Income to Net Cash And Cash Equivalents Provided by Operating Activities:
Origination of Loans Held for Sale	(1,924)	(2,385)
Proceeds from the Sale of Loans Held for Sale	2,242	2,434
Gains on sale of loans	(6)	(49)
Gains on sale of securities	—	(83)
Provisions for loan losses	180	365
Depreciation and Amortization	235	236
Increase in Interest Receivable and Other Assets	(151)	(27)
Decrease in Interest Payable and Other Liabilities	(139)	(22)

Net Cash Provided by Operating Activities	1,198	1,219

INVESTING ACTIVITIES
Net Decrease in Deposits at Other Banks	600	400
Purchase of Investments Securities Available for Sale	(13,999)	(20,980)
Proceeds from Securities called	7,000	26,000
Proceeds from Matured Securities and Principal Payments	2,527	3,779
Proceeds from sale of Investment Securities
Available for sale	—	4,083
Net Increase in Loans	(12,363)	(23,890)
Purchase of Premises and Equipment	(138)	(238)

Net Cash Used in Investing Activities	(16,373)	(10,846)

FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing Transaction Accounts	7,288	4,694
Net Increase in Interest Bearing Transaction Accounts	6,359	3,152
Net Decrease in Savings Deposits	(805)	(2,486)
Net Increase in Time Deposits	1,507	1,010
Payment of Cash Dividends	(246)	(184)
Repayment of Long-Term Debt	—	(71)
Proceeds from the Sale of Common Stock	3	5

Net Cash Provided by Financing Activities	14,106	6,120

Decrease in Cash and Cash Equivalents	(1,069)	(3,507)
Cash and Cash Equivalents at Beginning of Period	15,141	19,926

Cash and Cash Equivalents at End of Period	$14,072	$16,419

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2004

Note A:     Basis of Presentation

The accompanying unaudited consolidated financial statements of Harbor Bankshares Corporation and subsidiary (The “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10 – QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s Annual Report on Form 10 – KSB for the year ended December 31, 2003.

Note B:     Comprehensive Income

The Company’s comprehensive income consists of its net income and unrealized holding gains (losses) on its available for sale securities, net of taxes.

Presented below is a reconciliation of net income to comprehensive income.

	Six Months Ended June 30,
	2004	2003
Net Income	$761	$750

Unrealized gains on securities	(615)	523
Available-for-sale

Related income tax expense	(189)	(178)

	(426)	345

Reclassifications adjustment for gains
Included in net income	—	(83)

Related income tax benefit	—	28

	—	(55)

Total Other Comprehensive Income	(426)	290

Total Comprehensive Income	$335	$1,040

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

EARNINGS PER SHARE

Note C:	Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of potentially dilutive transactions or conversions. This computation of diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method which could occur if contracts to issue common stock, such as stock options, were exercised and shared in corporate earnings. At June 30, 2004 and 2003, there were no antidilutive options to purchase common shares.

The following table presents a summary of per share data and amounts for the period indicated:

(amount in thousands except per-share data)

	Six Months Ended
	June 30, 2004	June 30, 2003
Basic:

Net income applicable to common stock	$761	$750

Average common shares outstanding	704	736

Basic net income per share	$1.08	$1.02

Diluted:

Net income applicable to common stock	$761	$750

Average common shares outstanding	704	736

Stock option adjustment	52	22

Diluted average common shares outstanding	756	758

Diluted net income per share	$1.01	$.99

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

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
	(In Thousands Except per Share Data)		(In Thousands Except per Share Data)
Net Income, as reported	$761	$750	$406	$421
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(14)	(16)	(7)	(8)

Pro-forma net income	$747	$742	$399	$413

Earnings per share:
Basic - as reported	$1.08	$1.02	$0.58	$0.60
Basic - pro-forma	$1.06	$1.01	$0.57	$0.59
Diluted - as reported	$1.01	$0.99	$0.54	$0.56
Diluted - pro-forma	$0.99	$0.98	$0.53	$0.55

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

Although Harbor Bankshares Corporation Capital Trust is no longer consolidated, the underlying subordinated debentures are reported as debt obligations on the Company’s consolidated balance sheet. It is, however, unclear what effect, if any, such deconsolidation will have on the regulatory-capital treatment of those securities. If the subordinated debentures were removed, the Company’s capital ratio would fall from well capitalized to adequate.

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

Harbor Bankshares Corporation’s earnings for the second quarter of 2004 totaled $406 thousand, decreasing $15 thousand or 3.6 percent when compared to the second quarter of 2003. Net interest income increased by $93 thousand or 3.8%. Non-interest expense for the quarter increased by $108 thousand or 5.1 percent. The provision for loan losses decreased by $52 thousand or 36.6 percent.

Year to date earnings as of June 30, 2004 were $761 thousand, reflecting an increase of $11 thousand or 1.5 percent when compared to the first six months of 2003. The annualized return on average assets (ROAA) and average stockholders equity (ROAE) were .72 percent and 10.0 percent respectively, compared to .71 percent and 10.5 percent achieved during the first six months of 2003.

For the first six months of 2004, net interest income increased by $312 thousand or 6.6 percent when compared to the first six months of 2003. Interest and fees on loans increased by $343 thousand or 6.8 percent as a result of the growth in the loan portfolio. Investment income decreased by $289 thousand or 32.2 percent and federal funds sold income decreased by $4 thousand or 7.2 percent. The decrease in the investment portfolio reflects the liquidation of securities in order to fund the increased loan demand. Interest expense decreased by $279 thousand or 21.1 percent. Interest expense on savings accounts decreased by $108 thousand or 27.8 percent, interest expense on time deposits decreased by $250 thousand or 29.6 percent and interest bearing transaction accounts decreased by $2 thousand or 8.7 percent. Continuing re-pricing of deposits was the main reason for the decreases. Interest on notes payable decreased by $67 thousand or 100 percent. The outstanding note amount of $1.8 million to the National Community Investment Fund was paid-off during the last quarter of 2003, with some of the proceeds from the $7.2 million in junior subordinated debentures issued on October 9, 2003. The interest expense for the junior subordinated debentures for the six months ended June 30, 2004, was $148 thousand.

As of June 30, 2004, the provision for loan losses was $180 thousand compared to $365 thousand for the same period of 2003, a decrease of $185 thousand or 50.7 percent. The decrease reflects management’s decision to increase the allowance for loan losses during 2003 a result of loan growth. Charge-offs totaled $277 thousand, reflecting a decrease of $47 thousand or 14.5 percent when compared to the same period of 2003. Recoveries for the period were $147 thousand reflecting an increase of $118 thousand or 406.9 percent when compared to June 30, 2003.

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

This analysis is used to validate the loan loss reserve matrix as well as assist in establishing overall lending direction. In Management’s opinion, the allowance for loan losses as of June 30, 2004 is adequate. There were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance during the period.

Non-performing assets consist of non-accruing loans, loans past due 90 days or more but still accruing, restructured loans, and foreclosed real estate.

The following table shows the non-performing assets as of June 30, 2004 compared to December 31, 2003.

	June 30, 2004	December 31, 2003
Non-accruing Loans	$875	$220
Past Due 90 days or more	44	506
Restructured loans	—	—

Total non-performing loans	$919	$726
Foreclosed real estate	—	—

Total non-performing assets	$919	$726

Non-performing loans to total loans	.57%	.48%
Non-performing assets to total assets	.39%	.33%
Allowance for loan losses to non-performing loans	167.3%	205.0%

Non-interest income decreased by $214 thousand or 22.6 percent. Service charges on deposit accounts decreased by $23 thousand or 5.5 percent. Other income decreased by $65 thousand or 16.4 percent mainly related to the ATM income, which decreased by $54 thousand or 37.8 percent resulting from a downsizing of the network. There were no gains on the sale of securities for the period ending June 30, 2004. During 2003, the same period had $83 thousand of securities gains. As of June 30, 2004 the gains on the sale of loans were $6 thousand compared to $49 thousand for the same period of 2003. Salary and employee benefits increased by $139 thousand or 6.6 percent, occupancy cost decreased by $100 thousand or 24.4 percent reflecting the termination of some leases in the branch network and the purchase of the building that houses the Corporation’s headquarters. Equipment expenses also decreased by $27 thousand or 13.4 percent due to lesser depreciation cost. Data processing cost increased by $29 thousand or 6.1 percent. Amortization of intangible assets was $40 thousand in both periods. Other expenses increased by $227 thousand or 23.4 percent. Included in other expenses, is the cost of legal fees which totaled $169 thousand compared to $29 thousand for the same period of 2003, reflecting an increase of $140 thousand or 482.7 percent. The sizable increase in legal cost is mainly the result of the collection cost associated with the contingency disclosed under Note F of the consolidated financial statements.

As of June 30, 2004, total deposits were $210 million, reflecting an increase of $14.3 million or 7.3 percent when compared to deposits as of December 31, 2003. Non-interest bearing transaction accounts increased by $7.3 million or 22.4 percent while interest bearing transaction accounts increased by $6.4 million or 29.1 percent. Savings accounts which included money market accounts decreased by $805 thousand or .94 percent and time deposits increased by $1.5 million or 2.7 percent.

Net loans increased by $12.3 million or 8.3 percent to $161.3 million. The increase was mainly reflected in the commercial loan and commercial real estate categories.

Stockholders’ equity increased by $92 thousand or .60 percent. The increase was the result of earnings of $761 thousand and, an increase of $421 thousand of unrealized losses on available-for-sale securities, net of cash dividends paid in the amount of $246 thousand. Primary and risk based capital of the corporation were 7.1 percent and 12.4 percent respectively.

The Corporation stock is traded privately. During the first six months of 2004, trades were registered at $25.00 per share.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

ITEM 3.	Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and the Treasurer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a – 15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures were adequate. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15 under the Securities Act of 1934) for the period ending June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiary, at times and in the ordinary course of business, are subject to various pending and threatened legal actions. The relief or damages sought in some of these actions may be substantial. Management considers that the outcome of such actions will not have a material adverse effect on the Company’s financial position; however, the Company is not able to predict whether the outcome of such actions may or may not have a material adverse effect on results of operations in a particular future period as the timing and amount of any resolution of such actions and relationship to the future results of operations are not known.

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

Exhibits
Exhibit 31(a),(b), Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32(a),(b), 18 U.S.C Section 1350 Certifications

Reports on Form 8-K

The Company did not file any report on Form 8-K for the quarterly period ending June 30, 2004.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR BANKSHARES CORPORATION

Date: August 3, 2004
/s/ Joseph Haskins, Jr.
Chairman and Chief Executive Officer
Date: August 3, 2004
/s/ Teodoro J. Hernandez
Treasurer