Form 10QSB
period 2004-09-30
HARBOR BANKSHARES CORP
filed 2004-11-08
CIK 889608

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

Registrants’ telephone number, including area code: (410) 528-1800

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

Common stock, non-voting, $.01 Par value - 33,795 shares as of September 30, 2004.

Common stock, $.01 Par value – 671,034 shares as of September 30, 2004.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30 2004	December 31 2003
	(Unaudited)
	Dollars in Thousands
ASSETS
Cash and Due from Banks	$9,259	$6,982
Federal Funds Sold	1,266	8,159
Interest Bearing Deposits in Other Banks	1,361	1,900
Investment Securities:
Held to maturity (market values of $2,061 as of September 30, 2004 and $2,129 as of December 31, 2003)	2,038	2,049
Available for Sale	32,733	35,788

Total Investment Securities	34,771	37,837

Loans Held for Sale	1,149	790
Loans	171,317	150,427
Allowance for Loan Losses	(1,567)	(1,488)

Net Loans	169,750	148,939

Property and Equipment - Net	4,397	3,736
Goodwill	2,506	2,506
Intangible Assets	568	632
Accrued Interest Receivable and Other Assets	7,894	8,066

TOTAL ASSETS	$232,921	$219,547

LIABILITIES
Deposits:
Non-Interest Bearing Demand	$38,985	$32,482
Interest Bearing Transaction Accounts	22,347	21,873
Savings	86,838	85,328
Time, $100,000 or more	24,284	25,094
Other Time	31,349	31,124

Total Deposits	203,803	195,901
Federal Funds Purchased	4,500	—
Guaranteed Preferred Beneficial interest in Junior Subordinated Debentures	7,217	7,217
Accrued Interest and Other Liabilities	1,307	1,154

TOTAL LIABILITIES	216,827	204,272

STOCKHOLDERS’ EQUITY
Common stock, - par value $.01 per share:
Authorized 10,000,000 shares; issued 671,034 at September 30, 2004 and 670,381 at December 31, 2003 and 33,795 common non-voting at September 30, 2004 and December 31, 2003.	7	7
Paid in Capital	7,217	7,210
Retained Earnings	9,043	8,037
Accumulated other comprehensive (loss) income	(173)	21

TOTAL STOCKHOLDERS’ EQUITY	16,094	15,275

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,921	$219,547

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2004	2003
	(Unaudited)
	In Thousands Except per Share Data
INTEREST INCOME
Interest and Fees on Loans	$2,912	$2,614
Interest on Investment Securities (Taxable)	279	300
Interest on Deposits in Other Banks	9	15
Interest on Federal Funds Sold	10	16
Other Interest Income	3	4

TOTAL INTEREST INCOME	3,213	2,949

INTEREST EXPENSE
Interest on Deposits:
Savings	169	155
Interest Bearing Transaction Accounts	10	8
Time $100,000 or More	112	181
Other Time	197	187

Interest Federal Funds Purchased	11	—

Interest on Junior Subordinated Debentures	81	—
Interest on Notes Payable	—	23

TOTAL INTEREST EXPENSE	580	554

NET INTEREST INCOME	2,633	2,395
Provision for Loan Losses	90	158

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,543	2,237

NON-INTEREST INCOME
Service Charges on Deposit Accounts	211	213
Other Income	178	166
Gain of Sale of Loans	—	23
Realized Gains on Security Sales	17	142

TOTAL NON-INTEREST INCOME	406	544

NON-INTEREST EXPENSE
Salaries and Employee Benefits	1,114	1,089
Occupancy Expense of Premises	186	167
Equipment Expense	90	93
Data Processing Expense	261	251
Other Expenses	579	503

TOTAL NON-INTEREST EXPENSE	2,230	2,103

INCOME BEFORE INCOME TAXES	719	678
Applicable Income Taxes	228	212

NET INCOME	$491	$466

BASIC EARNINGS PER SHARE	$0.70	$0.66
DILUTED EARNINGS PER SHARE	$0.64	$0.64
Dividends Declared per Share	$—	$—

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30
	2004	2003
	(Unaudited) In Thousands Except per Share Data
INTEREST INCOME
Interest and Fees on Loans	$8,269	$7,628
Interest on Investment Securities (Taxable)	888	1,198
Interest on Deposits in Other Banks	35	53
Interest on Federal Funds Sold	61	71
Other Interest Income	11	17

TOTAL INTEREST INCOME	9,264	8,967

INTEREST EXPENSE
Interest on Deposits:
Savings	449	543
Interest Bearing Transaction Accounts	31	31
Time $100,000 or More	334	562
Other Time	570	651
Interest Federal Funds Purchased	11	—
Interest on Junior Subordinated Debentures	229	—
Interest on Notes Payable	—	90

TOTAL INTEREST EXPENSE	1,624	1,877

NET INTEREST INCOME	7,640	7,090
Provision for Loan Losses	270	523

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,370	6,567

NON-INTEREST INCOME
Service Charges on Deposit Accounts	608	633
Other Income	510	563
Realized Gains on Security Sales	17	225
Gain of Sale of Loans	6	72

TOTAL NON-INTEREST INCOME	1,141	1,493

NON-INTEREST EXPENSE
Salaries and Employee Benefits	3,354	3,190
Occupancy Expense of Premises	495	576
Equipment Expense	265	295
Data Processing Expense	766	727
Other Expenses	1,815	1,512

TOTAL NON-INTEREST EXPENSE	6,695	6,300

INCOME BEFORE INCOME TAXES	1,816	1,760
Applicable Income Taxes	564	544

NET INCOME	$1,252	$1,216

BASIC EARNINGS PER SHARE	$1.78	$1.68
DILUTED EARNINGS PER SHARE	$1.65	$1.63
Dividends Declared per Share	$0.35	$0.25

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2004	2003
	(Unaudited) In Thousands
OPERATING ACTIVITIES
Net Income	$1,252	$1,216
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by Operating Activities:
Origination of Loans Held for Sale	(2,939)	(4,143)
Proceeds from the Sale of Loans Held for Sale	2,586	4,215
Gains on sale of loans	(6)	(72)
Gains on sale of securities	(17)	(225)
Provisions for loan losses	270	523
Depreciation and Amortization	301	353
Decrease in Interest Receivable and Other Assets	236	51
Increase in Interest Payable and Other Liabilities	153	(53)

Net Cash Provided by Operating Activities	1,836	1,865

INVESTING ACTIVITIES
Net Decrease in Deposits at Other Banks	539	342
Purchase of Investments Securities Available for Sale	(13,999)	(23,824)
Proceeds from Securities called	7,000	26,000
Proceeds from Matured Securities and Principal Payments	2,692	7,708
Proceeds from sale of Investment Securities
Available for sale	7,017	10,714
Net Increase in Loans	(20,902)	(26,972)
Purchase of Premises and Equipment	(962)	(3,062)

Net Cash Used in Investing Activities	(18,615)	(9,094)

FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing
Transaction Accounts	6,503	4,525
Net Increase in Interest Bearing Transaction Accounts	474	299
Net Increase (Decrease) in Savings Deposits	1,510	(2,914)
Net Decrease in Time Deposits	(585)	(766)
Federal Funds Purchased	4,500	—
Payment of Cash Dividends	(246)	(184)
Repayment of Long-Term Debt	—	(95)
Proceeds from the Sale of Common Stock	7	5

Net Cash Provided by Financing Activities	12,163	870

Decrease in Cash and Cash Equivalents	(4,616)	(6,359)
Cash and Cash Equivalents at Beginning of Period	15,141	19,926

Cash and Cash Equivalents a t End of Period	$10,525	$13,567

(See notes to unaudited consolidated Financial Statements)

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2004

Note A:	Basis of Presentation

The accompanying unaudited consolidated financial statements of Harbor Bankshares Corporation and subsidiaries (The “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10 – QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s Annual Report on Form 10 – KSB for the year ended December 31, 2003.

Note B:	Comprehensive Income

The Company’s comprehensive income consists of its net income and unrealized holding gains (losses) on its available for sale securities, net of taxes. Presented below is a reconciliation of net income to comprehensive income.

	Nine Months Ended September 30
	2004	2003
Net Income	$1,252	$1,216

Unrealized loss on securities Available-for-sale	(278)	(353)

Related Income Tax Benefit	95	120

	(183)	(233)

Reclassifications adjustment for gains Included in net income	(17)	(225)

Related Income Tax Benefit	6	77

	(11)	(148)

Total Other Comprehensive Loss	(194)	(381)

Total Comprehensive Income	$1,058	$835

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

EARNINGS PER SHARE

Note C:	Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share do not include the effect of potentially dilutive transactions or conversions. This computation of diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method, which could occur if contracts to issue common stock, such as stock options, were exercised and shared in corporate earnings. At September 30, 2004 and 2003, there were no antidilutive options to purchase common shares.

The following table presents a summary of per share data and amounts for the period indicated:

(amount in thousands except per-share data)

	Nine Months Ended		Three Months Ended
	September 30 2004	September 30, 2003	September 30 2004	September 30 2003
Basic:

Net income applicable to common stock	$1,252	$1,216	$491	$466

Average common shares outstanding	704	725	704	704

Basic net income per share	$1.78	$1.68	$0.70	$0.66

Diluted:

Net income applicable to common stock	$1,252	$1,216	$491	$466

Average common shares outstanding	704	725	704	704

Stock option adjustment	54	22	58	22

Diluted average common shares outstanding	758	747	762	726

Diluted net income per share	$1.65	$1.63	$0.64	$0.64

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Note D:

STOCK OPTION ACCOUNTING

The Company accounts for stock options under the intrinsic value method of recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal or exceeding the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure is effective for the interim period beginning after December 15, 2002 and requires pro-forma net income and earnings per share disclosures on a quarterly basis. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
	(In Thousands Except per Share Data)		(In Thousands Except per Share Data)
Net Income, as reported	$1,252	$1,216	$491	$466
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(14)	(12)	—	—

Pro-forma net income	$1,238	$1,204	$491	$466

Earnings per share:
Basic - as reported	$1.78	$1.68	$0.70	$0.64
Basic - pro-forma	$1.76	$1.66	$0.70	$0.64
Diluted - as reported	$1.65	$1.63	$0.64	$0.62
Diluted - pro-forma	$1.63	$1.61	$0.64	$0.62

Note E:

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

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

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

Harbor Bankshares Corporation’s earnings for the third quarter of 2004 totaled $491 thousand, reflecting an increase of $25 thousand or 5.4 percent over the third quarter of 2003. Net interest income increased by $238 thousand or 9.9 percent. Non-interest income decreased by $138 thousand or 25.4 percent, included in the non-interest income for the third quarter of 2003, were $142 thousand of realized gains on the sale of securities. The gains on securities sales for the third quarter of 2004 were $17 thousand. Non-interest expenses for the quarter increased by $127 thousand or 6.0 percent. The provision for loan losses decreased by $68 thousand or 43.0 percent.

Year to date earnings as of September 30, 2004 were $1.3 million, reflecting an increase of $36 thousand or 2.9 percent when compared to the first nine months of 2003. The annualized return on average assets (ROAA) and average stockholders equity (ROAE) were .72 and 10.72 percent respectively, compared to ..76 percent and 8.44 percent achieved during the first nine months of 2003.

For the first nine months of 2004, net interest income increase by $550 thousand or 7.7 percent when compared to the first nine months of 2003. Interest and fees on loans increased by $641 thousand or 8.4 percent as a result of the growth in the loan portfolio. Investment income decreased by $310 thousand or 25.9 percent and federal funds interest income decreased by $10 thousand or 14.1 percent. The decrease in the investment portfolio income reflects the liquidation of securities in order to fund the increased loan demand. Interest expense decreased by $253 thousand or 13.5 percent, interest expense on time deposits decreased by $309 or 25.4 percent. Interest expense on savings accounts decreased by $94 thousand or 17.3 percent. The interest expense for interest bearing transactions accounts remained the same for both periods at $31 thousand. As of September 30, 2004, there were $4.5 million of federal funds purchased outstanding, the interest expense for those borrowed funds was $11 thousand. Interest on notes payable decreased by $90 thousand or 100 percent. The outstanding note amount of $1.8 million to the National Community Investments Fund was paid – off during the last quarter of 2003, with some of the proceeds from the $7.2 million in junior subordinated debentures issued October 9, 2003. The interest expense for the junior subordinated debentures for the nine months ended September 30, 2004 was $229 thousand.

As of September 30, 2004 the provision for loan losses was $270 thousand compared to $523 thousand for the same period of 2003, a decrease of $253 thousand or 48.4 percent. The decrease reflects management’s decision to increase the allowance for loan losses during 2003 as result of loan growth. Charge- offs totaled $349 thousand, reflecting a decrease of $9 thousand or 2.5 percent when compared to the same period of 2003. Recoveries for the period were $158 thousand, reflecting an increase of $65 thousand or 69.9 percent when compared to September 30,2003.

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

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

on each individual lending program, its loss history and underwriting characteristics including loan value, credit score, debt coverage, collateral, and capacity to service debt.

This analysis is used to validate the loan loss reserve matrix as well as assist in establishing overall lending direction. In Management’s opinion, the allowance for loan losses as of September 30, 2004 is adequate. There were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance during the period.

Non-performing assets consist of non-accruing loans, loans past due 90 days or more but still accruing, restructured loans, and foreclosed real estate.

The following table shows the non-performing assets as of September 30, 2004 compared to December 31, 2003.

	September 30, 2004	December 31, 2003
Non-accruing Loans	$711	$220
Past Due 90 days or more	10	506
Restructured loans	—	—

Total non-performing loans	$721	$726
Foreclosed real estate	—	—

Total non-performing assets	$721	$726

Non-performing loans to total loans	0.42%	0.48%
Non-performing assets to total assets	0.31%	0.33%
Allowance for loan losses to non-performing loans	217.30%	205.00%

Non-interest income decreased by $352 thousand or 23.6 percent. Service charges on deposit accounts decreased by $25 thousand or 3.9 percent. Other income decreased by $53 thousand or 9.4 percent, mainly related to the ATM income, which decreased by $42 thousand or 22.9 percent resulting from a downsizing of the network. Realized gains on securities sales were $17 thousand as of September 30, 2004 compared to $225 thousand for the same period of 2003, a decrease of $208 thousand or 92.4 percent. Gains on the sale of loans decreased by $66 thousand or 91.7 percent when compared to September 30, 2004. Salary and employee benefits increased by $164 thousand or 5.1 percent, occupancy cost decreased by $81 thousand or 14.1 percent reflecting the termination of some leases in the branch network and the purchase of the building that houses the Corporation’s headquarters. Equipment expenses also decreased by $30 thousand or 10.2 percent due to lesser depreciation cost. Data Processing cost increased by $39 thousand or 5.4 percent. All other expenses increased by $303 thousand or 20.0 percent. Included in other expenses is the cost of legal fees, which totaled $239 thousand, compared to $37 thousand for the same period of 2003. The sizable increase in legal cost is mainly the result of the collections associated with the contingency disclosed under Note E of the consolidated financial statements.

As of September 30, 2004 total deposits were $204 million, reflecting an increase of $7.9 million or 4.0 percent when compared to deposits as of December 31, 2003. Non-interest bearing transactions accounts increased by $6.5 million or 20.0 percent while interest bearing transaction accounts increased by $474 thousand or 2.2 percent. Savings accounts, which included money market accounts increased by $1.5 million or 1.8 percent. Time deposits decreased by $585 thousand or 1.0 percent. As of September 30, 2004 there were $4.5 million of federal funds purchased.

Total loans, including loans held for sale, increased by $21.2 million or 14.1 percent. The increase was mainly reflected in the commercial loans and commercial real estate categories.

Stockholder’s equity increased by $819 thousand or 5.4 percent. The increase was mainly the result of earning of $1.3 million, offset by an increase of $194 thousand of unrealized losses on available-for-sale securities, net of cash dividend paid in the amount of $246 thousand. Primary and risk based capital of the Company were 7.4 percent and 12.2 percent, respectively.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Under the umbrella of Harbor Bankshares Corporation, there are two entities that were established in 2003, The Harbor Bank CDC (“CDC”) and The Harbor Bank of Baltimore LLC (“LLC”). The Harbor Bank CDC is a non-profit company established with the purpose of bringing financial assistance to underserved areas in the City of Baltimore. The Coproration has no investments in this company. The Harbor Bank of Maryland, one of the Corporation’s subsidiaries has a $2.0 million loan to the CDC. As of September 30, 2004, the CDC had a $53 thousand operating loss and a $64 thousand loss since inception. These numbers exclude any tax benefit that may be available.

The Harbor Bank of Baltimore LLC, was established with the purpose of taking advantage of the New Markets Tax Credit program offered by the U.S. Treasury Department for the development of certain targeted markets in the country. In the case of the LLC, the targeted market is the City of Baltimore. The LLC received a $50 million New Market Tax Credit award in September 2004, and has written commitments from various investors in the amount of $64 million. The Corporation has no investment in this company. The Harbor Bank of Maryland, one of the Corporation’s subsidiaries has a loan in the amount of $150 thousand to the LLC. The LLC had an operating loss as of September 30, 2004 of $62 thousand and $94 thousand since inception.

The Corporation’s stock is traded over the counter. During the first nine months of 2004, trades were registered at $25.00 per share.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

ITEM 3. Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and the Treasurer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a – 15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures were adequate. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15 under the Securities Act of 1934) for the period ending September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and it’s Bank subsidiary, at times and in the ordinary course of business, are subject to various pending and threatened legal actions. The relief or damages sought in some of these actions may be substantial. Management considers that the outcome of such actions will not have a material adverse effect on the Company’s financial position; however, the Company is not able to predict whether the outcome of such actions may or may not have a material adverse effect on results of operations in a particular future period as the timing and amount of any resolution of such actions and relationship to the future results of operations are not known.

See Note E to the Unaudited Consolidated Financial Statements, which is incorporated herein by reference.

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

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR BANKSHARES CORPORATION

Date: November 1, 2004	/s/ Joseph Haskins, Jr.
Joseph Haskins, Jr.
Chairman and Chief Executive Officer

Date: November 1, 2004	/s/ Teodoro J. Hernandez
Teodoro J. Hernandez
Vice President and Treasurer