Form 10KSB
period 2004-12-31
HARBOR BANKSHARES CORP
filed 2005-03-23
CIK 889608

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number : 0-20990

HARBOR BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-1786341
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25 West Fayette Street Baltimore, Maryland	21201
(Address of principal executive officer)	(Zip Code)

Registrant’s telephone number, including area code: (410) 528-1800

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 says. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer’s revenues for its most recent fiscal year: $14,162,000

As of March 4 2005, the registrant had 705,987 shares of Common Stock issued and outstanding, including 33,795 non-voting shares. The aggregate market value of shares held by nonaffiliates on such date was $10,606,850 based on the average of the bid and asked price of $25.00 per share of the Registrant’s Common Stock on that date. For purposes of this calculation, it is assumed that the 247,918 shares held by directors and executive officers of the Registrant, are shares held by affiliates.

Documents Incorporated by Reference: Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2004 and Registrant’s 2005 Proxy Statement are incorporated by reference into Parts I and II.

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

Harbor Bankshares Corporation

Harbor Bankshares Corporation (the Corporation) is a bank holding company with one bank subsidiary and two other Community Development financial subsidiaries, one for profit, The Harbor Bank of Baltimore LLC and a non-profit, The Harbor Bank CDC. Both were established during 2002. The Corporation has no investment in either subsidiary as of December 31, 2004. The Corporation was organized under the laws of the State of Maryland in 1992. On November 2, 1992, Harbor Bankshares Corporation acquired all outstanding stock of The Harbor Bank of Maryland (the Bank), headquartered in Baltimore, Maryland.

The Harbor Bank of Maryland

The Harbor Bank of Maryland is a Maryland chartered commercial bank headquartered in Baltimore, Maryland. The Bank was opened on September 13, 1982. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation.

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

Harbor Financial Services, a company dealing with the sale of mutual funds, stocks, insurance, etc., was established as a subsidiary of the Bank during May 1997 in order to compete with that expanding market.

Competition

The Corporation’s subsidiary, The Harbor Bank of Maryland, competes with virtually all banks and savings institutions that offer services in its market area. The Bank directly competes with branches of most of the State’s largest banks, each of which has greater financial and other resources to conduct large advertising campaigns and to allocate their investment assets to regions of higher yield and demand. To attract business in this competitive environment, the Bank relies heavily on local promotional activities and personal contact by its officers and directors and by its ability to provide personalized services.

Supervision and Regulation

Following is a brief summary of certain statutes and regulations that significantly affect the Corporation and the Bank. A number of other statutes and regulations affect the Corporation and the Bank but are not summarized below.

Bank Holding Company Regulation. The Corporation is registered as a bank holding company under the Holding Company Act and, as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company, the Corporation is required to furnish to the Federal Reserve regular reports of its operations and additional information and reports. The Corporation is also subject to regular examination by the Federal Reserve.

Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve before (1) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the bank holding company would directly or indirectly own or control more than 5% of the class; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

Under the Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of the Corporation or the Bank. For purposes of the Holding Company Act, “control” is defined as ownership of 25% or more of any class of voting securities of the Corporation or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Corporation or the Bank.

The Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the Federal Reserve before the person or persons acquire control of the Corporation or the Bank. The Change in Bank Control Act defines “control” as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank.

The Holding Company Act also limits the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, non-bank activities that are closely related to banking, and other financially related activities. The activities of the Corporation are subject to these legal and regulatory limitations under the Holding Company Act and Federal Reserve regulations.

In general, bank holding companies that qualify as financial holding companies under federal banking law may engage in an expanded list of non-bank activities. Non-bank and financially related activities of bank holding companies, including companies that become financial holding companies, also may be subject to regulation and oversight by regulators other than the Federal Reserve.

The Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that holding company.

The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulatory Capital Requirements.”

The Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition.

Bank Regulation. The Bank is is subject to supervision by the Federal Deposit Insurance Corporation (“FDIC”) and the State of Maryland. Deposits of the Bank are insured by the FDIC to the legal maximum of $100,000 for each insured depositor. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and acquisitions, corporate activities, changes in control, electronic funds transfers, responsiveness to community needs, management practices, compensation policies, and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities. In addition, the Bank is subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to extensions of credit (including to insiders), credit practices, disclosure of credit terms and discrimination in credit transactions.

The FDIC regularly examines the operations and condition of the Bank, including, but not limited to, its capital adequacy, reserves, loans, investments, and management practices. These examinations are for the protection of the Bank’s depositors and the FDIC’s insurance fund. In addition, the Bank is required to furnish quarterly and annual reports to the FDIC. The FDIC’s enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

The FDIC has adopted regulations regarding the capital adequacy, which require FDIC supervised banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulatory Capital Requirements.” Regulations limit the amount of dividends that the Bank may pay to the Corporation. See Note 16 “Regulatory Matters” on page 22 of the Audited Consolidated Financial Statements section of the Corporation’s Annual Report to Shareholders.

The Bank is subject to restrictions under federal law which limit the transfer of funds by the Bank to the Corporation and its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments, asset purchases, or otherwise. Such transfers by the Bank to the Corporation or any of the Corporation’s non-banking subsidiaries are limited in amount to 10% of the Bank’s capital and surplus and, with respect to the Corporation and all such non-banking subsidiaries, to an aggregate of 20% of the Bank’s capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

The Bank is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Corporation and other affiliates, and on investments in their stock or other securities. These restrictions prevent the Corporation and the Bank’s other affiliates from borrowing from the Bank unless the loans are secured by specified collateral, and require those transactions to have terms comparable to terms of arms-length transactions with third persons. In addition, secured loans and other transactions and investments by the Bank are generally limited in amount as to the Corporation and as to any other affiliate to 10% of the Bank’s capital and surplus and as to the Corporation and all other affiliates together to an aggregate of 20% of the Bank’s capital and surplus. Certain exemptions to these limitations apply to extensions of credit and other transactions between the Bank and its subsidiaries. These regulations and restrictions may limit the Corporation’s ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.

Under Federal bank regulations, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards; prudent underwriting standards, including loan-to-value limits, that are clear and measurable; loan administration procedures; and documentation, approval, and reporting requirements. A bank’s real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the “Interagency Guidelines”) adopted by the federal bank regulators. The Interagency Guidelines, among other things, call for internal loan-to-value limits for real estate loans that are not in excess of the limits specified in the Guidelines. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution’s capital level and supervisory evaluations. Institutions are assigned to one of three capital groups — well-capitalized, adequately capitalized, or undercapitalized — based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10% or greater; (ii) Tier 1 risk-based capital ratio of 6% or greater; and (iii) Tier 1 leverage ratio of 5% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8% or greater; (ii) Tier 1 risk-based capital ratio of 4% or greater; and (iii) Tier 1 leverage ratio of 4% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution’s primary supervisory authority and such other information as the FDIC determines to be relevant to the institution’s financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Deposit insurance rates may be increased during 2005 or later years.

Regulatory Capital Requirements. The Federal bank regulators have established guidelines for maintenance of appropriate levels of capital by bank holding companies and banks. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.

The regulations require bank holding companies and banks to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. A bank or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the bank regulators have indicated that they also may consider the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

The risk-based capital rules require bank holding companies and member banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders’ equity, certain perpetual preferred stock (noncumulative perpetual preferred stock with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available-for-sale equity securities.

In 2003, the Corporation, through its subsidiary, Harbor Bankshares Corporation Capital Trust, issued $7.2 million in trust preferred securities in a private placement. These securities are shown as junior subordinated debentures on the Consolidated Balance Sheets of the Corporation. These trust preferred securities issued are believed to meet the Federal Reserve’s regulatory criteria for Tier 1 capital, subject to Federal Reserve guidelines that limit the amount of trust preferred securities (and any cumulative perpetual preferred stock) that may be included in Tier 1 capital to an aggregate of 25% of Tier 1 capital. Any excess may be included as supplementary capital. See Note 12 “Junior Subordinated Debentures” on page 20 of the Audited Consolidated Financial Statements section of the Corporation’s Annual Report to Shareholders.

The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets.

The risk-based capital regulations require all commercial banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital is limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital is limited. In addition, the risk-based capital regulations limit the allowance for credit losses that may be included in capital to 1.25% of total risk-weighted assets.

The federal bank regulatory agencies have established a joint policy regarding the evaluation of commercial banks’ capital adequacy for interest rate risk. Under the policy, the Federal Reserve’s assessment of a bank’s capital adequacy includes an assessment of the bank’s exposure to adverse changes in interest rates. The Federal Reserve has determined to rely on its examination process for such evaluations rather than on standardized measurement systems or formulas. The Federal Reserve may require banks that are found to have a high level of interest rate risk exposure or weak interest rate risk management systems to take corrective actions. Management believes its interest rate risk management systems and its capital relative to its interest rate risk are adequate.

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2004, and was not required to maintain such supplemental capital.

Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew, or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits.

The Federal bank regulators have established regulations that classify banks by capital levels and provide for the Federal Reserve to take various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2004, the Bank was well-capitalized as defined in the regulations.

For information regarding the Corporation’s and the Bank’s compliance with their respective regulatory capital requirements, see. note 16 “Regulatory Matters” on page 22 of the Audited Consolidated Financial Statements section of the Corporation’s Annual Report to Shareholders.

Community Reinvestment

Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, to evaluate the institution’s record of making loans in its assessment areas; (b) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and business; and (c) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank was assigned an “outstanding” rating as a result of its last CRA examination.

Bank Secrecy Act

Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions based on the size and nature of the transaction. Financial institutions generally are required to report cash to the United States Treasury transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001 (“Patriot Act”), enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications. Rules issued under the Patriot Act require banks to follow customer identification and other “know your customer” procedures.

Other Laws and Regulations

Some of the aspects of the lending and deposit business of the Bank that are subject to regulation by the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and deposit accounts. In addition, the Bank is subject to numerous federal and state laws and regulations that include specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms, and discrimination in credit transactions.

Enforcement Actions

Federal statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake an enforcement action against an institution that fails to comply with regulatory requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to civil money penalties, cease and desist orders, receivership, conservatorship, or the termination of deposit insurance.

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

Employees

At December 31, 2004, Harbor Bankshares Corporation and its subsidiaries employed 81 individuals, of which 29 were officers and 52 were full-time employees.

Executive Officers

Information concerning executive officers of the Corporation is listed below:

Executive Officers	Age	Position
Joseph Haskins, Jr.	57	Chairman, President and Chief Executive Officer of the Bank and Corporation

John Paterakis	76	Chairman of the Executive Committee of the Corporation and the Bank

Teodoro J. Hernandez	59	Treasurer of the Corporation and Senior Vice President and Cashier of the Bank

Tabular Information

Exhibit A, B, C and D to the Registrant’s Annual Report to Shareholders for the year ended December 31, 2004 (the “Annual Report”) are incorporated herein by reference. The information in this description of business should be read in conjunction with the information provided in the Management’s Discussion and Analysis of Financial Condition and Operations, which is incorporated herein from the Annual Report

Investment Securities (dollars in thousands)

Maturity Distribution of Investment Securities (dollars in thousands)

	U.S Treasuries	U.S Agencies	Other Securities	TOTAL
Maturing Within One Year	$—	$2,001	$—	$2,001
Maturing After One But Within Five Years	—	26,457	—	26,457
Maturing After Five But Within Ten Years	—	—	—	—
Maturing After Ten Years	—	143	36	179

TOTAL	$—	$28,601	$36	$28,637

Weighted Average Interest Rates of Investment Securities at December 31, 2004

	U.S Treasuries	U.S Government Agencies	Other Securities	TOTAL
Maturing Within One Year	—%	5.375%	—%	5.375%
Maturing After One But Within Five Years	—%	3.13%	—%	3.13%
Maturing After Five But Within Ten Years	—%	—%	—%	—%
Maturing After Ten Years	—%	5.148%	7.25%	6.20%

TOTAL	—%	4.55%	7.25%	4.90%

Carrying amount and the market value of Investment Securities at 2004 , 2003 and 2002 (dollars in thousands)

	2004		2003		2002
	Amortized Cost	Market	Amortized Cost	Market	Amortized Cost	Market
U.S. Treasuries, Government Agencies and Mortgage Backed Securities	$28,988	$28,606	$37,258	$37,369	$54,370	$55,254
Other Securities	36	36	548	549	554	561

TOTAL	$29,024	$28,642	$37,806	$37,918	$54,924	$55,815

Loan Distribution

Five-Year Loan Distribution at December 31 (dollars in thousands)

	2004	2003	2002	2001	2000
Commercial Loans	$67,567	$55,184	$30,964	$23,126	$33,515
Real Estate Loans	98,904	87,228	78,856	71,962	70,596
Consumer Loans	7,345	8,806	11,751	11,718	8,286

TOTAL	$173,816	$151,218	$121,571	$106,806	$112,397

Five-Year Loan Distribution at December 31 (expressed as percentages)

	2004	2003	2002	2001	2000
Commercial Loans	38.87%	36.49%	25.47%	21.65%	29.82%
Real Estate Loans	56.90%	57.69%	64.86%	67.38%	62.80%
Consumer Loans	4.23%	5.82%	9.67%	10.97%	7.38%

TOTAL	100.00%	100.00%	100.00%	100.00%	100.00%

Maturity and Repricing of Loans at December 31, 2004 (dollars in thousands)

	Commercial Loans	Real Estate Loans	Consumer Loans	TOTAL
Within One Year	$39,385	$24,597	$1,889	$65,871
After One Year But Within Five Years	21,621	15,694	4,139	$41,454
After Five Years	6,561	58,613	1,317	$66,491

TOTAL	$67,567	$98,904	$7,345	$173,816

Loans Classified by Sensitivity to Changes in Interest Rates (dollars in thousands)

	Commercial Loans	Adjustable Interest Rate Loans	TOTAL
Within One Year	$10,329	$44,275	$54,604
After One Year But Within Five Years	64,280	—	$64,280
After Five Years	54,932	—	$54,932

TOTAL	$129,541	$44,275	$173,816

The total amount of Real Estate Construction and Mortgage loans due after one year included above are $4,850 and $1,185 respectively.

Asset Quality

One of the Corporation’s main objectives has been and continues to be the achievement of a high level of asset quality. We maintain a large portion of loans secured by residential one-to four- family properties and commercial properties. As of December 31, 2004, those loans totaled $85 million or 49.00 percent of total outstanding loans. We set sound credit standards for new loan originations, and follow careful loan administration procedures. We strengthened our focus on credit risk by having independent reviews of all major credit with detailed reports to management.

Delinquent Loans and Foreclosed Assets: The Corporation policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate, and actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed properties.

Interest on Non-accrual Loans. (dollars in thousands)

	2004	2003
Interest Income that Would Have Been Recorded Under Original Terms	$52	$30

Interest Income Recorded during the Period	$—	$—

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

We generally stop accruing income when interest or principal payments are 90 days in arrears. We may stop accruing income on such loans earlier than 90 days when we consider the timely collectibility of interest or principal payment to be doubtful.

When we designate non-accrual loans, we reverse all outstanding interest that we had previously credited. If we receive a payment on a non-accrual loan, we may recognize a portion of that payment as interest income if we determine that the ultimate collectibility of principal is no longer in doubt. However, such loans may remain in non-accrual status.

Impaired Loans

At December 31, 2004, the Corporation had $808 thousand of impaired loans for which the borrowers were experiencing financial difficulties. Those loans are subject to constant management attention and their classification is reviewed monthly. Impaired loans are individually assessed to determine whether the carrying value exceeds the fair value of the collateral.

Foreclosed Real Estate

Foreclosed real estate consists of property we have acquired through foreclosed or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. At December 31, 2004, 2003 and 2002, respectively, we had $0, $0 and $70 thousand in foreclosed real estate.

Potential Nonperforming Loans

Those performing loans considered potential nonperforming loans, loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms over the next six months, amounted to approximately $3,716 thousand at December 31, 2004, compared to $3,502 thousand at December 31, 2003, and $3,270 thousand at December 31, 2002. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

Allowance for Loan Losses

The Corporation’s allowance for loan loss methodology is a loan classification-based system, based on the required allowance on a percentage of the loan balance for each type of loan and classification level. Allowance percentages are 3.0% and 5.0% for watch loans, 10.0% for special mention, 15.0% for substandard and 20.0% for doubtful loans. Allowance percentages are based on each individual lending program, its loss history and underwriting characteristics such as: loan to value, credit score, debt coverage, collateral, and capacity to service debt. This analysis is used to validate the loan loss allowance matrix as well as to assist in establishing overall lending direction.

While management considers the Corporation’s allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, management’s assumptions as to future delinquencies or loss rates, and management’s intent with regard to asset disposition options. In addition, the Corporation’s allowance for loan losses is periodically reviewed by the bank regulatory agencies and an independent external loan review as an integral part of their examination process. Based on their reviews, the agencies may require the Corporation to adjust the allowance. [Same disclosure as in MD&A].

Maturities of Time Certificates of Deposit of $100,000 or More Outstanding at December 31, 2004 and 2003

(dollars in thousands)

	2004	2003
Three months or less	$5,804	$9,013
Three to six months	2,746	5,678
Six to twelve months	8,187	5,233
Over twelve months	8,662	5,170

TOTAL	$25,399	$25,094

Long And Short Term Borrowings

Junior Subordinated Debt Security

On October 9, 2003, Harbor Bankshares Corporation issued a Floating Rate Junior Subordinated Debt Securities due 2033 in the amount of $7.2 million. The Debt Security was issued by the Corporation pursuant to an Indenture, dated as of October 9, 2003, between the Corporation and Wilmington Trust Company. The Capital Securities were issued by Harbor Bankshares Corporation Capital Trust pursuant to a Purchase Agreement dated September 18, 2003, among the Corporation, the Trust and Citigroup Global Markets Inc. Upon receipt of the funds, the corporation paid off its long-term debt to the National Community Investment Fund (“NCIF”) in the amount of $1.8 million and placed the remaining funds in its subsidiary, The Harbor Bank of Maryland, increasing the Bank’s Tier One capital. This capital infusion increased the Bank’s lending limit and allowed for future growth.

Borrowings for the Years Ended December 31, 2004 and 2003

(dollars in thousands)

	2004	2003
Amount outstanding at period-end:
Long-term debt	$0	$0
Subordinated Debt Securities	7,217	7,217

Average outstanding:
Long-term debt	$0	$1,310
Subordinated Debt Securities	7,217	1,611

Weighted average interest rate during the period:
Long-term debt	0.00%	7.00%
Subordinated Debt Securities	4.41%	4.40%

Off-Balance Sheet Arrangements

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. The Harbor Bank of Maryland has not been required to perform on any financial guarantees and has not incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of the Bank.

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

The Bank has entered into leases for some of its branches, most of which contain renewal options.

For additional information regarding off-balance sheet arrangements, please see Notes 7 and 18 to the Consolidated Financial Statements and the discussion of the Debt Security in “Long and Short Term Borrowings,” above.

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

Item 2.	Description of Property

The Corporation’s Headquarters is located at 25 West Fayette Street, Baltimore, Maryland 21201. This location is approximately 60,000 square feet and was bought by the Corporation during September, 2003 for $2.9 million. The building is presently under renovation, completion is expected by May, 2005.

The Bank also maintains another five (5) branch offices, four (4) are leased; two (2) located in Baltimore City, 1000 Lancaster Street Baltimore, Maryland 21202 and 5000 Park Heights Avenue Baltimore, Maryland 21215 one (1) located in Prince George’s County, Maryland at 6820 Riverdale Road Riverdale, Maryland 20737 and one (1) located in Baltimore County, Maryland at 3825 Liberty Plaza Randallstown, Maryland 21133. The Bank owns another branch facility in Baltimore City located at 3240 Belair Road Baltimore, Maryland 21213.

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

In 1999, The Harbor Bank of Maryland entered into an agreement with an unaffiliated company that operated and serviced automated teller machines (“ATM’s”). This agreement called for the Bank to provide cash for use in certain ATM’s not located on Bank premises. In 2003, the Bank discovered that it had a significant cash shortage in connection with this arrangement. The investigation of the cash shortage is ongoing and the Bank is vigorously pursuing recovery. A trial date of May 4, 2005 has been scheduled at Baltimore City Circuit Court. A provision of $275 thousand was included in the financial statements for the period ending December 31, 2004, which reflects management’s best estimate of the potential loss related to the recovery of the funds. The maximum exposure to the Bank is estimated at approximately $1.1 million, without the consideration of any related tax benefit.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Information listed under “Stockholder Information” in the Annual Report to Stockholders for the year ended December 31, 2004 is incorporated herein by reference with respect to prices for the Registrant’s common stock and the dividends paid thereon. The number of Stockholders of Record as of December 31, 2004 was 685.

The following table presents disclosure regarding equity compensation plans in existence at December 31, 2004, consisting only of the stock option plan arrangements described further under the caption “Stock Options” in Note 14 to the consolidated financial statements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	22,976	$14.80	—
Equity compensation plans not approved by security holders	127,850	$16.01	76,060
Total	150,826	$15.93	76,060

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated by reference from information appearing under the caption, “Corporate Financial Review” appearing on pages 1 through 11 of the Management Discussion and Analysis section of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2004, and from pages 1 through 10 of this Form 10-KSB.

Item 7.	Contractual Obligations

Payments due by period for the Corporation’s contractual obligations (other than deposit liabilities with no stated maturity) at December 31, 2004 are presented below:

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Deposits without a stated maturity	$150,935	$—	$—	$—	$150,935
Certificates of deposit	$42,483	$14,439	$2,367	$—	$59,289
Operating leases	$213	$471	$105	$—	$789
Junior Subordinated Debentures	$—	$—	$—	$7,217	$7,217

Total contractual obligations	$193,631	$14,910	$2,472	$7,217	$218,230

Item 8.	Financial Statements

Information required by Item 7 is incorporated by reference from information appearing on pages 1 through 26 in the Audited Consolidated Financial Statements section of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2004.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

The Corporation’s management, under the supervision and with the participation of it Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were adequate. There were no significant changes in the Corporation’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2004, that have materially effected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required by this item is incorporated by reference from information appearing under the caption, “Election of Directors” and “Corporation Corporate Governance” on pages 2 to 9, of the Registrant’s 2005 Proxy statement and page 7 of this report under the caption of “Executive Officers” of the Registrant.

Section 16(a) beneficial Ownership Reporting Compliance.

Based solely on the Corporation’s review of the copies of initial statements of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 that it has received in the past year, annual statements of changes in beneficial ownership on Form 5 with respect to the last fiscal year, and written representations that no such annual statement of change in beneficial ownership was required, all directors, executive officers, and beneficial owners of more than 10% of its common stock have timely filed those reports with respect to 2004, with the following exceptions: (i) Nathaniel Higgs filed a Form 4 reporting 1 transaction after its due date. The Corporation makes no representation regarding persons who have not identified themselves as being subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, or as to the appropriateness of disclaimers of beneficial ownership.

Item 11.	Executive Compensation

Information required by this item is incorporated by reference from information appearing under the captions “Code of Ethics and Business Conduct” on page 9 and “Executive Compensation” on pages 11 through 14 of the Registrant’s 2005 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 11 is incorporated by reference from information appearing on pages 5 and 6 of the Registrant’s 2005 Proxy Statement, under the caption “Stock Ownership.”

Item 13.	Certain Relationships and Related Transactions

The information required by Item 12 is incorporated by reference from Note 6 on page 16 in the Audited Consolidated Financial Statements section of the Registrant’s Annual Report to Shareholders and the information under the caption “Certain Relationships and Related Transactions on page 14 of the Registrant’s 2005 Proxy Statement

Item 14.	Exhibits, List and Reports on Form 8-K

(a)	Exhibits

(1) The following consolidated financial statements of the Registrant and its subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 2004, are incorporated herein by reference:

Consolidated Balance Sheets

As of December 31, 2004 and 2003

Consolidated Statements of Income

Years ended December 31, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows

Years ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Stegman & Company, Independent Registered Public Accounting Firm

All other schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the financial statements of the Registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB.

No.	Exhibit

3.1	Articles of Incorporation of Harbor Bankshares Corporation (incorporated by reference to Exhibit 3(a) to Registration Statement on Form S-4 filed July 17, 1992.

3.2	Bylaws of Harbor Bankshares Corporation (incorporated by reference to Exhibit 3(b) to Registration Statement on Form S-4 filed July 17, 1992.

10.1*	Harbor Bankshares Corporation Stock Option Plan (incorporated by reference to Exhibit 10(b) to Registration Statement on Form S-4 filed July 17, 1992.

10.2*	Employment Agreement by and between Joseph Haskins, Jr., Harbor Bankshares Corporation, and the Harbor Bank of Maryland effective January 1, 2000.

10.3	1995 Directors Stock Option Plan

10.4 [and 5]	Deferred Compensation Agreements.

13	Portions of the Annual Report to Shareholders for the Year Ended December 31, 2004

14	Code of Ethics

23	Independent Auditors’ Consent

31(a), (b)	Rule 13a-14(a)/15d-14(a) Certifications

32(a), (b)	18 U.S.C. Section 1350 Certifications

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

None.

Item 15.	Principal Accountant Fees and Services

Information required by this item is incorporated by reference from information appearing under the caption “Company’s Independent Registered Public Accounting Firm” on pages 10 and 11 of the Registrant’s 2005 Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR BANKSHARES CORPORATION

By:	/s/ Teodoro J. Hernandez
Title:	Vice President and Treasurer
Date:	March 21, 2005

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant, and in the capacities, and on the dates indicated:

By:	/s/ Joseph Haskins, Jr.
Title:	Chairman of the Board, President, and Chief Executive Officer.
Date:	March 21, 2005

By:	/s/ Nathaniel Higgs	By:	/s/ James H. DeGraffenreidt
Title:	Director	Title:	Director
Date:	March 21, 2005	Date:	March 21, 2005

By:	/s/ George F. Vaeth, Jr.	By:	/s/ Joe Louis Gladney
Title:	Director	Title:	Director
Date:	March 21, 2005	Date:	March 21, 2005

By:	/s/ Stanley W. Tucker	By:	/s/ Louis Grasmick
Title:	Director	Title:	Director
Date:	March 21, 2005	Date:	March 21, 2005

By:	/s/ James Scott, Jr.	By:	/s/ John D. Ryder
Title:	Director	Title:	Director
Date:	March 21, 2005	Date:	March 21, 2005

By:	/s/ John Paterakis	By:	/s/ Erich W. March
Title:	Director	Title:	Director
Date:	March 21, 2005	Date:	March 21, 2005

By:	/s/ Walter S. Thomas, Sr.	By:	/s/ Edward St. John
Title:	Director	Title:	Director
Date:	March 21, 2005	Date:	March 21, 2005

By:	/s/ Delores J. Kelly
Title:	Director
Date:	March 21, 2005

HARBOR BANKSHARES CORPORATION

AND SUBSIDIARIES

REPORT ON AUDITS OF

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2004 AND 2003

No extracts from this report may be published without our written consent.

Stegman & Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee of the

Board of Directors and Stockholders

of Harbor Bankshares Corporation

We have audited the accompanying consolidated balance sheets of Harbor Bankshares Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the management of Harbor Bankshares Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbor Bankshares Corporation and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Stegman & Company

/s/ Stegman & Company

Baltimore, Maryland

February 19, 2005

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Cash and due from banks	$6,867,063	$6,982,136
Federal funds sold	9,845,813	8,159,452
Interest bearing deposits in other banks	1,352,791	1,900,000
Investment securities:
Available for sale - at fair value	26,600,079	35,788,476
Held to maturity - at amortized cost (fair value of $2,042,147 in 2004 and $2,129,594 in 2003)	2,036,622	2,048,807

Total investment securities	28,636,701	37,837,283

Loans	173,816,465	151,217,707
Allowance for loan losses	(1,611,880)	(1,488,212)

Net loans	172,204,585	149,729,495

Premises and equipment, net	5,137,720	3,735,628
Federal Home Loan Bank of Atlanta stock - at cost	438,200	461,000
Goodwill	2,506,226	2,506,226
Other intangible assets	547,040	623,587
Bank-owned life insurance	4,023,808	3,858,625
Other assets	3,903,752	3,753,328

TOTAL ASSETS	$235,463,699	$219,546,760

See accompanying notes.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2004	2003
LIABILITIES:
Deposits:
Noninterest bearing demand	$49,342,950	$32,481,912
Interest bearing transaction accounts	22,981,734	21,873,356
Savings	78,610,482	85,327,769
Time, $100,000 or more	25,339,116	25,093,981
Other time	33,949,621	31,124,406

Total deposits	210,223,903	195,901,424
Accrued interest payable	356,184	233,765
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	1,426,651	919,803

Total liabilities	219,223,738	204,271,992

STOCKHOLDERS’ EQUITY:
Common stock (par value $0.01):
Authorized 10,000,000 shares; issued 704,934 and 704,176, including 33,795 common nonvoting at December 31, 2004 and 2003, respectively	7,049	7,041
Additional paid-in capital	7,218,340	7,210,178
Retained earnings	9,252,307	8,036,714
Accumulated other comprehensive (loss) income	(237,735)	20,835

Total stockholders’ equity	16,239,961	15,274,768

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$235,463,699	$219,546,760

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
INTEREST INCOME:
Interest and fees on loans	$11,359,107	$10,243,769
Interest on investments - taxable	1,135,744	1,457,451
Interest on deposits in other banks	44,488	68,131
Interest on federal funds sold	93,993	97,368
Other interest income	14,528	19,399

Total interest income	12,647,860	11,886,118

INTEREST EXPENSE:
Interest bearing transaction accounts	43,147	37,887
Savings	669,696	696,201
Time, $100,000 or more	456,056	661,839
Other time	782,598	840,168
Notes payable	—	103,892
Interest on junior subordinated debentures	317,690	70,560
Federal funds purchased	13,095	—

Total interest expense	2,282,882	2,410,547

NET INTEREST INCOME	10,364,978	9,475,571
PROVISION FOR LOAN LOSSES	360,000	755,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,004,978	8,720,571

NONINTEREST INCOME:
Service charges on deposit accounts	802,192	854,745
Other service charges	477,364	490,462
Gain on sale of securities	16,733	225,327
Gain on sales of loans	6,027	50,824
Awards and grants	—	663,818
Loan servicing fees	16,729	16,287
Other income	195,095	204,854

Total noninterest income	1,514,140	2,506,317

NONINTEREST EXPENSES:
Salaries and employee benefits	4,510,208	4,368,415
Advertising	300,130	344,498
Occupancy expense of premises	679,386	720,155
Equipment expense	355,698	385,641
Data processing fees	1,031,317	972,730
Professional fees	518,180	303,018
Amortization of intangible assets	80,460	80,460
ATM loss accrual	275,000	—
Other expenses	1,544,358	1,435,423

Total noninterest expense	9,294,737	8,610,340

INCOME BEFORE INCOME TAXES	2,224,381	2,616,548
APPLICABLE INCOME TAXES	762,326	831,220

NET INCOME	$1,462,055	$1,785,328

BASIC EARNINGS PER SHARE	$2.07	$2.46

DILUTED EARNINGS PER SHARE	$1.93	$2.36

See accompanying notes.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2003	$7,357	$7,204,280	$6,435,464	$502,232	$14,149,333
Comprehensive income:
Net income	—	—	1,785,328	—	1,785,328
Reclassification adjustment, net of taxes of $87,021	—	—	—	(138,306)	(138,306)
Unrealized losses on securities available-for-sale, net of taxes of $215,871	—	—	—	(343,091)	(343,091)

Total comprehensive income					1,303,931
Retirement of stock	(321)	321	—	—	—
Payment of cash dividends $0.25 per share	—	—	(184,078)	—	(184,078)
Stock options exercised	5	5,577	—	—	5,582

Balance at December 31, 2003	7,041	7,210,178	8,036,714	20,835	15,274,768
Comprehensive income:
Net income	—	—	1,462,055	—	1,462,055
Reclassification adjustment, net of taxes of $6,462	—	—	—	(10,271)	(10,271)
Unrealized losses on securities available-for-sale, net of taxes of $156,228	—	—	—	(248,299)	(248,299)

Total comprehensive income					1,203,485
Payment of cash dividends $0.35 per share	—	—	(246,462)	—	(246,462)
Stock options exercised	8	8,162	—	—	8,170

Balance at December 31, 2004	$7,049	$7,218,340	$9,252,307	$(237,735)	$16,239,961

See accompanying notes.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,462,055	$1,785,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	492,332	401,080
Provision for loan losses	360,000	755,000
Deferred income taxes	40,388	17,457
Increase in cash surrender value of life insurance	(165,183)	(179,124)
Gains on sales of loans	(6,027)	(50,824)
Gain on sale securities	(16,733)	(225,327)
Origination of loans held for sale	(2,802,440)	(4,477,099)
Proceeds from sales of loans held for sale	2,808,467	4,527,923
Increase in accrued interest receivable and other assets	(285,590)	(147,674)
Increase in accrued interest payable and other liabilities	629,267	306,063

Net cash provided by operating activities	2,516,536	2,712,803

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in deposits at other banks	547,209	400,000
Purchases of investment securities available-for-sale	(13,999,000)	(29,812,604)
Proceeds from calls, maturities and principal payments of investment securities available-for-sale	15,694,410	18,659,255
Proceeds from sales of securities available-for-sale	7,032,625	29,000,000
Net increase in loans	(22,475,090)	(29,938,130)
Proceeds from sales of other real estate owned	—	69,727
Purchases of premises and equipment - net	(1,829,589)	(3,151,690)

Net cash used in investing activities	(15,029,435)	(14,773,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	14,322,479	2,607,677
Proceeds from sale of common stock	8,170	5,582
Cash dividends paid	(246,462)	(184,078)
Repayment of long-term debt	—	(1,943,395)
Proceeds from junior subordinated debentures	—	6,790,000

Net cash provided by financing activities	14,084,187	7,275,786

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,571,288	(4,784,853)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,141,588	19,926,441

CASH AND CASH EQUIVALENTS AT END OF YEAR	$16,712,876	$15,141,588

Harbor Bankshares Corporation

Consolidated Statements of Cash Flows (Continued)

For the Years Ended December 31, 2004 and 2003

	2004	2003
Supplemental disclosure of cash flows information:
Cash paid for income taxes	$825,000	$675,000

Cash paid for interest	$2,160,463	$2,321,838

See accompanying notes.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

1.	NATURE OF OPERATIONS

Harbor Bankshares Corporation (the “Corporation”) is a bank holding company organized under the laws of the State of Maryland in 1992. The Corporation owns all of the outstanding stock of the Harbor Bank of Maryland (the “Bank”) which owns all of the outstanding stock of the Bank’s subsidiary, Harbor Financial Services.

The Bank is a commercial bank headquartered in Baltimore, Maryland. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank conducts general banking business in six locations and primarily serves the Baltimore, Maryland metropolitan area. The Bank also has a branch in Riverdale, Prince George’s County, Maryland. It offers checking, savings and time deposits, commercial real estate, personal, home improvement, automobile, and other installment and term loans. The Bank is also a member of a national ATM network. The retail nature of the Bank allows for diversification of depositors and borrowers so it is not dependent upon a single or a few customers.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Corporation and its subsidiary conform to U.S. generally accepted accounting principles and to general practice within the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2004. The following is a summary of the more significant accounting policies:

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Loans Held for Sale

The Corporation engages in sales of residential mortgage loans originated by the Bank. Loans held for sale are carried at the lower of aggregate cost or fair value. Gains and losses on sales of these loans are recorded as a component of non-interest income in the accompanying consolidated statements of income. The amount of loans held for sale as of December 31, 2004 and 2003 was not considered material.

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

The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans. Loss factors are based on the Corporation’s historical loss experience. The use of these loss factors is intended to reduce the difference between estimated losses inherent in the portfolio and observed losses.

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

Other Real Estate Owned (OREO)

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required are added to a valuation reserve. Gains and losses realized from the sale of OREO, as well as valuation adjustments, are included in noninterest income. Expenses of operation are included in noninterest expense. There was no OREO as of December 31, 2004 and 2003.

Goodwill

Goodwill represents the excess of the cost of assets acquired in business combinations accounted for under the purchase method over the fair value of the net assets at dates of acquisition and is annually tested for impairment in accordance with SFAS No. 142.

Core Deposit Intangibles

Upon acquiring the branches of another financial institution, the Bank engages an independent third party of experts to analyze and prepare a core deposit study. This study reflects the cumulative present value benefit of acquiring deposits versus an alternative source of funding. Based upon this analysis, the amount of the premium related to the core deposits of the business purchased is calculated along with the estimated life of the acquired deposits. The core deposit intangible is being amortized over an approximate life of 9 years.

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

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to all stock option awards.

	For the Year Ended
	2004	2003
Net income, as reported	$1,462,055	$1,785,328
Less: total option expense determined under fair value method for all option awards, net of related tax effects	(103,150)	(33,760)

Pro forma net income	$1,358,905	$1,751,568

Pro forma net income per share:
Basic - as reported	$2.07	$2.46

Basic - pro forma	$1.93	$2.42

Diluted - as reported	$1.93	$2.36

Diluted - pro forma	$1.80	$2.31

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

	For the Year Ended
	2004	2003
Risk-free interest rate	5.0%	4.81%
Expected volatility	20%	20%
Expected life (in years)	10	10
Expected dividend yield	1.5%	1.5%

The Corporation expects to adopt the provisions of SFAS No. 123, Share-Based Payment (Revised 2004), on January 1, 2006. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $300,130 and $344,498 for the years ended December 31, 2004 and 2003, respectively.

Awards and Grants

Income from awards and grants represents awards from the Community Development Financial Institution Fund and is recognized when a definitive commitment from the federal government agency is received. There were awards or grants of $-0- in 2004 and $664,000 in 2003, respectively.

Business Segments

The Corporation has determined that its current business and operations consist of one business segment.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), Share-Based Payment. This statement replaces SFAS No. 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective for public small-business entities as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

In November 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”) effective for fiscal years ending after December 15, 2003. This abstract provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. The Corporation has implemented the guidelines of this Consensus. The adoption of the Consensus did not have any impact of the Corporation’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities” (“Interpretation No. 46”), which explains identification of variable interest entities and the assessment of whether to consolidate those entities. FIN 46 Revised (“FIN46R”), issued in December 2003, replaces FIN 46. FIN 46R requires deconsolidation and re-characterization of the underlying consolidated debt obligation from the trust preferred securities obligation to the junior subordinated debenture obligation that exists between a company and its statutory trusts. In 2003, the Company issued trust preferred securities through a wholly-owned statutory trust formed for that purpose. In accordance with FIN 46R, the statutory trust has not been consolidated with the holding company.

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest lock commitment should generally be valued at zero at inception. This SAB did not have any effect on the Company’s financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), Share-Based Payment. This statement replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity of liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective for public small-business entities as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

4.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required by the Federal Reserve to maintain a reserve balance based principally on deposit liabilities. The balance maintained is included in cash and due from banks. The reserve balances kept at the Federal Reserve Bank as of December 31, 2004 were $1,500,000.

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair values of investments securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Balance at December 31, 2004:
Available-for-sale:
U.S. Treasury and government agencies	$26,847,162	$—	$(390,740)	$26,456,422
Mortgage-backed securities	140,233	3,424	—	143,657
State and political subdivisions	—	—	—	—

Total	$26,987,395	$3,424	$(390,740)	$26,600,079

Held-to-maturity:
U.S. Government agencies	2,000,735	5,525	—	2,006,260
Other	35,887	—	—	35,887

Total	$2,036,622	$5,525	$—	$2,042,147

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Balance at December 31, 2003:
Available-for-sale:
U.S. Treasury and government agencies	$34,921,481	$166,898	$(149,926)	$34,938,453
Mortgage-backed securities	329,643	13,095	—	342,738
State and political subdivisions	505,784	1,501	—	507,285

Total	$35,756,908	$181,494	$(149,926)	$35,788,476

Held-to-maturity:
U.S. Government agencies	$2,006,713	$80,787	$—	$2,087,500
Other	42,094	—	—	42,094

Total	$2,048,807	$80,787	$—	$2,129,594

Securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government agencies and corporations	$11,826,860	$(172,140)	$14,629,562	$(218,600)	$26,456,422	$(390,740)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of December 31, 2004, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2004, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated statement of income.

The amortized cost and estimated fair value of debt securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or repay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due after one year through five years	$26,847,162	$26,456,422
Due after five years through ten years	—	—
Mortgage-backed securities	140,233	143,657

Total	$26,987,395	$26,600,079

Held-to-maturity:
Due after one year through five years	$2,000,735	$2,006,260
Due after ten years	35,887	35,887

Total	$2,036,622	$2,042,147

During the year ended December 31, 2004 available-for-sale securities were sold resulting in gross proceeds of $7,032,625 and gross gains of $16,733. During 2003, the gross proceeds for the sale of available securities were $10,745,105 and gains of $225,327.

Securities with a fair value of $14,246,230 at December 31, 2004 have been pledged as collateral for money market and certificate of deposit accounts.

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans, net of unearned income at December 31 is as follows:

	2004	2003
Real estate	$94,543,110	$87,227,970
Commercial	72,075,164	55,183,872
Consumer	6,368,380	7,862,103
Credit card loans	829,811	943,761

	$173,816,465	$151,217,706

Transactions in the allowance for loan losses are summarized as follows:

	2004	2003
Balance at January 1	$1,488,212	$1,048,671

Provision charged to operating expense	360,000	755,000

Loans charged-off	(413,390)	(422,811)
Recovery on loans previously charged-off	177,058	107,352

Net loans charged-off	(236,332)	(315,459)

Balance at December 31	$1,611,880	$1,488,212

Information with respect to impaired loans at December 31, 2004 and 2003 and for the years then ended is as follows:

	2004	2003
Impaired loans with a valuation allowance	$749,794	$101,643
Impaired loans without a valuation allowance	49,355	118,208

Total impaired loans	$799,149	$219,851

Allowance for loan losses related to impaired loans	$102,127	$49,664
Allowance for loan losses related to other than impaired loans	1,509,753	1,438,548

Total allowance for loan losses	$1,611,880	$1,488,212

Average impaired loans for the year	$746,909	$311,182

Approximately $9,157 and $29,649 of interest income was recognized on impaired loans for the years ended December 31, 2004 and 2003, respectively. Interest income recognized on impaired loans on a cash basis during 2004 and 2003 was not considered material.

The Bank has sold certain real estate mortgage loans without recourse and in some cases retained the related servicing rights. The principal balances of these serviced loans, which are not included in the accompanying consolidated balance sheets, totaled $2,802,440 and $7,254,759 at December 31, 2004 and 2003, respectively. There were $1,149,000 of loans held for sale at December 31, 2004 and $790,000 at December 31, 2003.

At December 31, 2004 and 2003 the net carrying amount of mortgage servicing rights was $3,913 and $7,861, respectively, which approximated fair value and are included in other assets.

The Bank has granted loans to certain officers and directors of the Bank and their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $11,508,543 and $8,698,668 at December 31, 2004 and 2003, respectively. During 2004, $5,116,420 of new loans were made while repayments totaled $2,306,545. During 2003, $6,876,785 of new loans were made while repayments totaled $1,724,882. The 2003 numbers for loans to officers and directors include two directors that no longer serve on the Board. As of December 31, 2004 and 2003, the Bank had outstanding loans to the Harbor Bank of Maryland Community Development Corporation amounting to $2,000,000.

7.	PREMISES AND EQUIPMENT

The major classes of premises and equipment at December 31 are summarized as follows:

	2004	2003
Land	$661,900	$661,900
Buildings	3,947,253	2,405,736
Furniture, fixtures and equipment	2,111,982	1,871,765
Leasehold improvements	625,877	583,140

	7,347,012	5,522,541
Less accumulated depreciation and amortization	2,209,292	1,786,913

Total	$5,137,720	$3,735,628

Depreciation expense was $427,497 and $401,080 for the years ended December 31, 2004 and 2003.

The Bank leases branch and office facilities. The lease agreements provide for the payment of utilities and taxes by the lessee. Future minimum payments for each of the five succeeding years under noncancelable operating leases consisted of the following at December 31, 2004:

2005	$212,793
2006	275,505
2007	195,300
2008	50,854
2009	54,361
Thereafter	—

Total rental expense under operating leases amounted to $168,096 and $343,322 for the years ended December 31, 2004 and 2003, respectively.

8.	CORE DEPOSIT INTANGIBLE

The Corporation has a finite-lived core deposit intangible asset created in 2002 which is being amortized over a 9-year period beginning in 2002. Annual amortization expense related to this intangible is expected to be $80,460 per year through 2010 and $60,367 in 2011.

9.	TIME DEPOSITS

At December 31, 2004, time deposits with a remaining maturity of one year or more amounted to $16,805,578. Maturities of all time deposits are as follows:

2006	$8,296,989
2007	6,141,877
2008	444,510
2009	1,706,266
2010	215,936

Deposits are the Corporation’s primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the margin.

10.	INCOME TAX

The Corporation’s provision for income taxes for the years ended December 31, is summarized as follows:

	2004	2003
Taxes currently payable	$868,436	$813,763
Deferred taxes	(106,110)	17,457

Income tax expense for the year	$762,326	$831,220

A reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Corporation is as follows:

	2004	2003
Federal income tax rate	34.0%	34.0%
State income taxes, net of federal income tax effect	2.3	.0
Increase (decrease) resulting from:
Increase in value of bank-owned life insurance	(2.5)	(2.5)
Other	.5	.3

Effective tax rate	34.3%	31.8%

Significant components of the Corporation’s deferred tax liabilities and assets at December 31 are as follows:

	2004	2003
Deferred tax liabilities - Goodwill	$383,812	$225,265

Deferred tax assets:
Accrued liability	106,205	—
Allowance for loan losses	440,988	353,500
Deferred loan origination fees	14,457	18,085
Depreciation	19,189	3,066
Deferred compensation	237,865	132,770
Deposit premium	63,890	14,847

Total gross deferred tax assets	882,594	522,268

Net deferred tax assets attributable to operations	498,782	297,003
Unrealized loss (gain) on investments charged to other comprehensive income	149,581	(10,733)

Net deferred income tax assets	$648,363	$286,270

11.	SHORT-TERM BORROWINGS

As of December 31, 2004, the Bank had an unused available line-of-credit from the Federal Home Loan Bank of Atlanta (“FHLB”) of $23,497,000.

12.	JUNIOR SUBORDINATED DEBENTURES

On October 9, 2003, the Corporation issued floating rate junior subordinated debt securities due 2033 in the amount of $7.2 million. The debt security was issued by the Corporation pursuant to an indenture, dated as of October 9, 2003, between the Corporation and Wilmington Trust Company. The capital securities will be issued by Harbor Bankshares Corporation Capital Trust (the ”Trust”) pursuant to a purchase agreement dated September 18, 2003, among the Corporation, the Trust and Citigroup Global Markets Inc. Upon the receipt of the funds, the Corporation paid off its long-term debt in the amount of $1.8 million and invested the remaining funds in the amount of $4.9 million as capital in the Bank, increasing the Bank’s tier one capital. The interest rate on the debentures was 5.56% at December 31, 2004.

13.	EMPLOYEE BENEFIT PLANS

Stock Options

The Corporation has stock option award arrangements which provide for the granting of options to acquire common stock by directors and key employees. Option prices are equal to or greater than the estimated fair market value of the common stock at the date of the grant. Options are generally exercisable immediately after the date of the grant.

A summary of the Corporation’s stock options as of December 31, 2004 and 2003 and changes during the years ended on those dates is presented below:

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	151,843	$15.49	145,712	$15.33
Granted	9,820	21.69	6,631	18.00
Exercised	(758)	11.61	(500)	9.87
Forfeited	(10,079)	15.76	—	.00

Outstanding at end of year	150,826	15.93	151,843	15.49

Options exercisable at year-end	150,826	$15.93	151,843	$15.49

Weighted average fair value of options granted during the year		$10.50		$7.86

The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding and Exercisable
Exercise Price Range	Remaining Number Outstanding	Weighted- Average Life (Years)	Weighted- Average Exercise Price
$14.80 - 21.69	150,826	4.6 years	$15.93

Profit Sharing Retirement Savings Plan

The Corporation has established a defined contribution plan covering employees meeting certain age and service eligibility requirements. The plan provides for cash deferrals qualifying under Section 401(k). Matching contributions made by the Corporation totaled $77,324 and $67,650 for the years ended December 31, 2004 and 2003, respectively.

Deferred Compensation

The Bank has entered into deferred compensation agreements with two of its executive officers. Under the agreements, the Bank is obligated to provide for the officer or his beneficiaries, during a period of fifteen years after the employee’s death, disability or retirement, annual benefits ranging from $40,000 to $200,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The expense incurred for this plan for the years ended December 31, 2004 and 2003 was $225,411 and $156,396, respectively. The Bank is the beneficiary of life insurance policies, with aggregate cash surrender value of $4,023,808 at December 31, 2004, that was purchased as a method of partially financing benefits under this plan.

14.	CONCENTRATIONS OF CREDIT RISK

Real estate loans comprise $94,543,110 and $87,227,970 of the total loan portfolio at December 31, 2004 and 2003, respectively. All real estate mortgage loans are collateralized by real property and/or other assets.

15.	CONTINGENT LIABILITIES

In 1999, the Bank entered into an agreement with an unaffiliated company that operated and serviced automated teller machines (“ATM’s”). This agreement called for the Bank to provide cash for use in certain ATM’s not located on Bank premises. The Bank has discovered that it has a significant cash shortage in connection with this arrangement. The investigation of the cash shortage is ongoing and the Bank is vigorously pursuing recovery. A court date has been scheduled for May 2005. A reserve of $275 thousand was provided during 2004 and is included in the Corporation’s financial statements which represents management’s estimate of loss exposure. The maximum exposure to the Bank is estimated at approximately $1.1 million, without consideration of the reserve or any related tax benefit.

16.	REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2004, the capital levels of the Corporation and the Bank exceed all minimum capital adequacy requirements to which they are subject. There are no conditions or events since December 31, 2004 that management believes have changed the Bank’s capital rating.

The Corporation’s and the Bank’s actual capital amounts and ratios are also presented in the table: (in thousands)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Minimum Amount	Required Ratio	Minimum Amount	Required Ratio
As of December 31, 2004:
Total Capital (to risk-weighted total assets)
Harbor Bankshares Corporation	$22,040	12.10%	$14,535	8.0%	$18,169	10.0%
Harbor Bank of Maryland	21,830	12.01%	14,535	8.0%	18,169	10.0%

Tier 1 Capital (to risk weighted assets)
Harbor Bankshares Corporation	$17,242	9.47%	$7,267	4.0%	$10,901	6.0%
Harbor Bank of Maryland	20,218	9.47%	7,267	4.0%	10,901	6.0%

Tier 1 Capital (to average assets)
Harbor Bankshares Corporation	$17,242	7.36%	$9,365	4.0%	$11,707	5.0%
Harbor Bank of Maryland	20,218	8.63%	9,365	4.0%	11,707	5.0%

As of December 31, 2003:
Total Capital (to risk-weighted total assets)
Harbor Bankshares Corporation	$17,426	11.10%	$12,540	8.0%	$15,676	10.0%
Harbor Bank of Maryland	20,403	13.02%	12,540	8.0%	15,676	10.0%

Tier 1 Capital (to risk weighted assets)
Harbor Bankshares Corporation	15,938	10.15%	6,270	4.0%	9,405	6.0%
Harbor Bank of Maryland	18,915	12.07%	6,270	4.0%	9,405	6.0%

Tier 1 Capital (to average assets)
Harbor Bankshares Corporation	15,938	7.46%	8,530	4.0%	10,663	5.0%
Harbor Bank of Maryland	18,915	8.87%	8,530	4.0%	10,663	5.0%

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2004, the Bank could have paid additional dividends of $9,296,552 to its parent company without regulatory approval.

17.	EARNINGS PER SHARE

Basic and diluted earnings per common share calculations for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
BASIC:
Net income	$1,462,055	$1,785,328

Average common shares outstanding	704,602	731,974

Earnings per common share - basic	$2.07	$1.47

DILUTED:
Net income	$1,462,055	$1,785,328

Average common shares outstanding	704,569	724,513
Stock option adjustment	51,654	32,420

Average common shares outstanding - diluted	756,223	756,933

Earnings per common share - diluted	$1.93	$2.36

Basic earnings per common share is calculated by dividing net income by the weighted- average number of common shares outstanding for the period.

Diluted earnings per common shares takes into consideration the pro forma dilution assuming the Corporation’s outstanding in-the-money stock options were converted or exercised into common shares. The average price of the Corporation’s common stock for the period is used to determine the dilutive effect of outstanding stock options. As of December 31, 2004 none of the Corporation’s 150,826 outstanding stock options were excluded from the computation of diluted earnings per share.

18.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Corporation has various outstanding credit commitments which are properly not reflected in the financial statements. These commitments are made to satisfy the financing needs of the Corporation’s clients. The associated credit risk is controlled by subjecting such activity to the same credit and quality controls as exist for the Corporation’s lending and investing activities. The commitments are generally variable rate and involve diverse business and consumer customers and are generally well collateralized. Management does not anticipate that losses, if any, which may occur as a result of these commitments would materially affect the stockholders’ equity of the Corporation. Since a portion of the commitments have some likelihood of not being exercised, the amounts do not necessarily represent future cash requirements.

Loan and credit line commitments, totaled $24,301,000 at December 31, 2004 and $38,191,000 at December 31, 2003. These commitments are contingent upon continuing customer compliance with the terms of the agreement.

Commercial letters of credit, totaling $1,744,640 at December 31, 2004 and $930,109 at December 31, 2003, are obligations to make payments under certain conditions to meet contingencies related to customers’ contractual agreements. They are primarily used to guarantee a customer’s contractual and/or financial performance, and are seldom exercised.

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Long-Term Debt

Long-term debt is discounted on a cash flow approach based on market rates as of December 31, 2004 and 2003.

Off-Balance Sheet Financial Instruments

The fair value of loan commitments and letters of credit was estimated based upon the estimated amount of unamortized fees collected or paid incident to granting or receiving the commitment.

The carrying values and estimated fair values of the Corporation’s financial assets and liabilities are as follows:

	December 31, 2004		December 31, 2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and due from banks	$6,867,063	$6,867,063	$6,982,136	$6,982,136
Federal funds sold	9,845,813	9,845,813	8,159,452	8,159,452
Interest bearing deposits in other banks	1,352,791	1,352,791	1,900,000	1,900,000
Investment securities	28,636,701	28,642,226	37,837,283	37,918,070
Loans, net of reserves	172,204,585	172,904,585	149,729,495	147,921,023
FHLB of Atlanta stock	438,200	438,200	461,000	461,000
Accrued interest receivable	1,034,913	1,034,913	1,183,439	1,183,439
Bank-owned life insurance	4,023,808	4,023,808	3,858,625	3,858,625

	December 31, 2004		December 31, 2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities:
Deposits	210,223,903	210,030,821	195,901,424	195,742,182
Accrued interest payable	356,184	356,184	233,765	233,765
Junior subordinated debentures	7,217,000	7,217,000	7,217,000	7,217,000

Off-Balance Sheet Financial Assets

	2004		2003
	Estimated Amount	Estimated Fair Value	Estimated Amount	Estimated Fair Value
Commitments to extend credit	$24,301,000	$24,301,000	$33,915,000	$33,915,000
Other unused commitments	3,886,000	3,886,000	4,276,000	4,276,000
Commercial letters of credit	1,744,640	1,744,640	930,109	930,109

20.	PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31
	2004	2003
Assets:
Balance with subsidiary	$66,968	$70,560
Investment in bank subsidiary	23,245,961	22,282,923
Prepaid placement fee	201,666	208,845

Total assets	$23,514,595	$22,562,328

Liabilities:
Accrued interest payable	$57,634	$70,560
Junior subordinated debentures	7,217,000	7,217,000
Stockholders’ equity	16,239,961	15,274,768

Total liabilities and stockholders’ equity	$23,514,595	$22,562,328

Condensed Statement of Income

	Years Ended December 31
	2004	2003
Dividend from subsidiary	$731,715	$2,453,685
Interest and other expenses	(485,838)	(326,212)
Income tax benefit	165,802	110,912
Equity in undistributed income of subsidiary	1,050,376	(453,057)

Net income	$1,462,055	$1,785,328

Condensed Statements of Cash Flows

	Years Ended December 31
	2004	2003
Operating activities:
Net income	$1,462,055	$1,785,328
Adjustment to reconcile net income to net cash provided by operating activities
Change in other assets and liabilities, net	(176,979)	(75,934)
Equity in undistributed income of subsidiary	(1,050,376)	453,057

Net cash provided by operating activities	234,700	2,162,451

Investing activities - Investment in subsidiary	—	(6,970,000)

Financing activities:
Repayment of long-term debt	—	(1,943,395)
Proceeds from sale of common stock	8,170	5,582
Payments of cash dividends	(246,462)	(184,078)
Proceeds from issuance of junior subordinated debentures	—	7,000,000

Net cash (used) provided by financing activities	(238,292)	4,878,109

Change in cash and cash equivalents	(3,592)	70,560
Cash and cash equivalents at beginning of year	70,560	—

Cash and cash equivalents at end of year	$66,968	$70,560