Form 10QSB
period 2005-03-31
HARBOR BANKSHARES CORP
filed 2005-05-03
CIK 889608

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

Common stock, non-voting, $.01 Par value - 33,795 shares as of March 31, 2005.

Common stock, $.01 Par value –664,440 shares as of March 31, 2005.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2005	December 31, 2004
	(Unaudited)
	Dollars in Thousands
ASSETS
Cash and Due from Banks	$7,751	$6,868
Federal Funds Sold	3,832	9,846
Interest Bearing Deposits in Other Banks	1,365	1,353
Investment Securities:
Held to maturity at amortized cost (Fair value of $32 as of March 31, 2005 and $2,037 as of December 31, 2004)	32	2,037
Available for Sale, at Fair value	26,189	26,600

Total Investment Securities	26,221	28,637

Loans Held for Sale	1,301	1,149
Loans	179,047	172,667
Allowance for Loan Losses	(1,756)	(1,612)

Net Loans	177,291	171,055
Property and Equipment - Net	5,976	5,138
Other Real Estate owned	7	—
Goodwill	2,506	2,506
Intangible Assets	526	547
Bank-owned Life Insurance	4,061	4,023
Accrued Interest Receivable and Other Assets	3,962	4,342

TOTAL ASSETS	$234,799	$235,464

LIABILITIES AND STOCKHOLDER’S EQUITY
Deposits:
Non-Interest Bearing Demand	$42,228	$49,343
Interest Bearing Transaction Accounts	25,380	22,982
Savings	82,289	78,610
Time, $100,000 or more	28,334	25,339
Other Time	31,999	33,950

Total Deposits	210,230	210,224

Junior Subordinated Debentures	7,217	7,217
Accrued Interest and Other Liabilities	1,556	1,783

TOTAL LIABILITIES	219,003	219,224

STOCKHOLDERS’ EQUITY
Common stock, - par value $.01 per share:
Authorized 10,000,000 shares; issued and outstanding 664,440 at March 31, 2005 and 671,139 at December 31, 2004 and 33,795 common non-voting at March 31, 2005 and December 31, 2004.	7	7
Paid in Capital	7,006	7,218
Retained Earnings	9,264	9,252
Accumulated other comprehensive loss	(481)	(237)

TOTAL STOCKHOLDERS’ EQUITY	15,796	16,240

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$234,799	$235,464

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2005	2004
	(Unaudited) Dollars in Thousands Except Per Share Data
INTEREST INCOME
Interest and Fees on Loans	$3,167	$2,640
Interest on Investment Securities (Taxable)	219	302
Interest on Deposits in Other Banks	9	15
Interest on Federal Funds Sold	26	29
Other Interest Income	7	4

TOTAL INTEREST INCOME	3,428	2,990

INTEREST EXPENSE
Interest on Deposits:
Savings	263	136
Interest Bearing Transaction Accounts	14	10
Time $100,000 or More	135	124
Other Time	230	175
Interest Federal Funds	4	—
Interest on Junior Subordinated Debentures	97	70

TOTAL INTEREST EXPENSE	743	515

NET INTEREST INCOME	2,685	2,475
Provision for Loan Losses	120	90

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,565	2,385
NON-INTEREST INCOME
Service Charges on Deposit Accounts	238	189
Other Income	254	166
Gain of Sale of Loans	—	4

TOTAL NON-INTEREST INCOME	492	359

NON-INTEREST EXPENSE
Salaries and Employee Benefits	1,121	1,119
Advertising	87	87
Occupancy Expense of Premises	214	159
Equipment Expense	87	90
Professional Cost	188	109
Data Processing Expense	261	252
ATM Losses	225	—
Other Expenses	415	421

TOTAL NON-INTEREST EXPENSES	2,598	2,237

INCOME BEFORE INCOME TAXES	459	507
Applicable Income Taxes	165	152

NET INCOME	$294	$355

BASIC EARNINGS PER SHARE	$0.42	$0.50
DILUTED EARNINGS PER SHARE	$0.39	$0.47
Dividends Declared per Share	$0.40	$0.35

See notes to unaudited consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2005	2004
	(Unaudited) Dollars in Thousands
OPERATING ACTIVITIES
Net Income	$294	$355
Adjustments to Reconcile Net Income to Net Cash And Cash Equivalents Provided by Operating Activities:
Origination of Loans Held for Sale	(152)	(1,219)
Proceeds from the Sale of Loans Held for Sale	—	1,223
Increase in bank-owned life insurance policies	(38)	(48)
Gains on sale of loans	—	(4)
Provisions for loan losses	120	90
Depreciation and Amortization	151	125
Decrease in Interest Receivable and Other Assets	360	267
Decrease in Interest Payable and Other Liabilities	(189)	(71)

Net Cash Provided by Operating Activities	$546	$718

INVESTING ACTIVITIES
Net Increase in Deposits at Other Banks	12	—
Purchase of Investments Securities Available for Sale	—	(5,999)
Proceeds from Securities called	—	7,000
Proceeds from Matured Securities and Principal Payments	2,002	14
Net Increase in Loans	(6,236)	(2,376)
Purchase of Premises and Equipment	(967)	(113)

Net Cash Used in Investing Activities	(5,189)	(1,474)

FINANCING ACTIVITIES
Net (Decrease) Increase in Non-Interest Bearing Transaction Accounts	(7,115)	5,845
Net Increase in Interest Bearing Transaction Accounts	2,398	2,725
Net Increase (Decrease) in Savings Deposits	3,679	(562)
Net Increase in Time Deposits	1,044	2,265
Payment of Cash Dividends	(282)	(246)
Stock Retirement	(275)	—
Proceeds from the Sale of Common Stock	63	2

Net Cash (Used) Provided by Financing Activities	(488)	10,029

(Decrease) Increase in Cash and Cash Equivalents	(5,131)	9,273
Cash and Cash Equivalents at Beginning of Period	16,714	15,141

Cash and Cash Equivalents at End of Period	$11,583	$24,414

See notes to unaudited consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2005

Note A:	Basis of Presentation

The accompanying unaudited consolidated financial statements of Harbor Bankshares Corporation and subsidiaries (The "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10 – QSB. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2004. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. All such adjustments are of a normal renewable nature. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s Annual Report on Form 10 – KSB for the year ended December 31, 2004.

Note B:	Comprehensive Income

The Company’s comprehensive income consists of its net income and unrealized holding gains (losses) on its available for sale securities, net of taxes.

Presented below is a reconciliation of net income to comprehensive income.

	Three Months Ended March 31
	2005	2004
Net Income	$294	$355

Unrealized (loss) gains on securities Available-for-sale	(409)	149
Related Income Tax (benefit) expense	(165)	50

	(244)	99

Reclassifications adjustment for gains Included in net income	—	—
Related Income Tax Benefit	—	—
	—	—

Total Other Comprehensive (loss) gains	(244)	99

Total Comprehensive Income	$50	$454

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

EARNINGS PER SHARE

Note C:	Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of potentially dilutive transactions or conversions. This computation of diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method, which could occur if contracts to issue common stock, such as stock options, were exercised and shared in corporate earnings. At March 31, 2005 and 2004, there were no antidilutive options to purchase common shares.

The following table presents a summary of per share data and amounts for the period indicated: (amount in thousands except per-share data)

	Three Months Ended
	2005	2004
Basic:
Net income applicable to common stock	$294	$355

Average common shares outstanding	697	704

Basic net income per share	$.42	$.50

Diluted:
Net income applicable to common stock	$294	$355

Average common shares outstanding	697	704
Stock option adjustment	55	44

Diluted average common shares outstanding	752	748

Diluted net income per share	$.39	$.47

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

	Three Months Ended March 31
	2005	2004
	(In Thousands Except per Share Data)
Net Income, as reported	$294	$355
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(12)	(7)

Pro-forma net income	$282	$348

Earnings per share:
Basic - as reported	$.42	$.50
Basic - pro-forma	$.40	$.50
Diluted - as reported	$.39	$.47
Diluted - pro-forma	$.37	$.47

Note E:

OTHER EVENTS

In 1999, The Harbor Bank of Maryland (the “Bank”) the principal subsidiary of Harbor Bankshares Corporation entered into an agreement with an unaffiliated company that operated and serviced automated teller machines (“ATM’s”). This agreement called for the Bank to provide cash for use in certain ATM’s not located on Bank premises. In 2003, the Bank discovered that it had a significant cash shortage in connection with this arrangement. The Bank vigorously pursued recovery. The maximum potential loss to the Bank, before legal fees and costs and related tax benefits, was approximately $1.1 million, without consideration of related tax benefits. On April 8, 2005, the Bank settled its claims against third parties in this matter in return for the payment of the sum of $575,000 to the Bank. A loss in the amount of $225,000 is reflected in the consolidated statement of operations for the three months ended as a result of this final settlement.

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

Harbor Bankshares Corporation’s earnings for the first quarter of 2005 totaled $294 thousand, reflecting a decrease of $61 thousand or 17.2 percent when compared to the first quarter of 2004. The decrease was mainly due to the loss related to the ATM shortage settlement, which resulted in a write-off of $225 thousand during the period as well as associated legal cost in the amount of $110 thousand. For the first quarter of 2005, the annualized return on average assets (ROAA) and average stockholders equity (ROAE) were .50 percent and 7.29 percent respectively, compared to .63 percent and 9.26 percent respectively achieved during the first quarter of 2004.

For the first quarter of 2005, net interest income increased by $210 thousand or 8.5 percent. Interest and fees on loans increased by $527 thousand or 20.0 percent as a result of the growth in the portfolio and rate increases. Investment income decreased by $83 thousand or 27.5 percent. The decrease in the investment income reflects the maturity of securities, which were not re-invested in order to fund the increased loan demand. Interest expense increased by $228 thousand or 44.3 percent. Interest on time deposits increased by $66 thousand or 22.1 percent. Interest expense on saving accounts increased by $127 thousand or 93.4 percent. Interest in interest bearing transaction accounts increased by $4 thousand or 40.0 percent. Although, deposits as of March 31, 2005 remained at the same level when compared to December 31, 2005, there was a change in the mix of the deposits, reflecting a decrease in non-interest bearing deposits of $7.1 million. Interest bearing deposits increased approximately by that amount. That increase, combined with higher rates were the main reason for the overall interest expense increase in deposits. The interest expense of borrowed funds for the quarter was $4 thousand. The interest expense for the junior subordinated debentures increased by $27 thousand or 38.6 percent due to higher interest rates, since the debentures are tied to floating rates.

As of March 31, 2005, the provision for loan losses was $120 thousand compared to $90 thousand for the same period of 2004. The increase reflects management’s decision to increase the provision as a result of the loan growth and the increase in non-performing loans. Charge-offs totaled $14 thousand reflecting a decrease of $186 thousand when compared to the $200 thousand charged-off during the same period for 2004. Recoveries for the period were $38 thousand, compared to $127 thousand recovered during the first quarter of 2004.

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

This analysis is used to validate the loan loss reserve matrix as well as assist in establishing overall lending direction. In Management’s opinion, the allowance for loan losses as of March 31, 2005 is adequate. There were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance during the period.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Non-performing assets consist of non-accruing loans, loans past due 90 days or more but still accruing, restructured loans, and foreclosed real estate.

The following table shows the non-performing assets as of March 31, 2005 compared to December 31, 2004.

	March 31, 2005	December 31, 2004
Non-accruing Loans	$988	$799
Past Due 90 days or more	61	9
Restructured loans	—	—

Total non-performing loans	1,049	808
Foreclosed real estate	7	—

Total non-performing assets	$1,056	$808

Non-performing loans to total loans	0.59%	0.46%
Non-performing assets to total assets	0.45%	0.34%
Allowance for loan losses to non-performing loans	166.29%	199.50%

Non-interest income increased by $133 thousand or 37.0 percent. Service charges on deposit accounts increased by $49 thousand or 25.9 percent, mainly related to increases in the returned check fees charges. Other income increased by $88 thousand or 53.0 percent. Included in the other income is a fee in the amount of $55 thousand, paid to the Bank for services related to the formation of the Harbor Bank of Baltimore LLC. There were no gains on the sale of loans or securities during the first quarter of 2005. Salary and employee benefits at $1.1 million, increased slightly, by $2 thousand when compared to the same period of 2004. Advertising cost at $87 thousand was the same for both periods. Occupancy expense increased by $55 thousand or 34.6 percent reflecting the cost associated with the renovation of the Corporation’s headquarter building. Equipment expenses decreased by $3 thousand or 3.3 percent. Professional cost increased by $79 thousand or 72.5 percent mainly due to the cost associated with the litigation of the ATM shortage. Data processing fees increased by $9 thousand or 3.6 percent. Included in non-interest expenses for the quarter was a $225 thousand expense related to a final settlement of the ATM shortage. The potential loss of the shortage was $1.1 million. On April 8, 2005, the Bank settled this matter in return for the payment of $575 thousand. All other expenses decreased by $6 thousand or 1.4 percent.

As of March 31, 2005, total deposits were $210 million, reflecting only a minor increase of $6 thousand when compared to deposits as of December 31, 2004. Non-interest bearing deposits decreased by $7.1 million or 14.4 percent. Interest bearing transaction accounts increased by $2.4 million or 10.4 percent. Savings accounts which included money market accounts increased by $3.7 million or 4.7 percent and time deposits increased by $1.0 million or 1.8 percent. There were no federal funds purchased outstanding as of the quarter end.

Total loans, including loans held for sale, increased by $6.5 million or 3.8 percent. The increase was mainly reflected in the commercial loans and commercial real estate categories. Stockholder’s equity decreased by $444 thousand or 2.7 percent, resulting from an increase of $244 thousand of unrealized losses on available-for-sale securities, cash dividend paid in the amount of $282 thousand, retirement of 11,000 shares or $275 thousand of common stock, offset by earnings of $294 thousand and $63 thousand of proceeds from options exercised. Primary and risk based capital were 7.4 percent and 11.7 percent, respectively.

As of March 31, 2005, based on borrowing arrangements with the Federal Home Loan Bank there was unused credit availability of $23.5 million, the Corporation has sufficient liquidity to withstand any unusual demand of funds without the liquidation of its securities.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

The Harbor Bank CDC (“CDC”) and The Harbor Bank of Baltimore LLC (“LLC”) were established in 2003. The Harbor Bank CDC is a non-profit company established with the purpose of bringing financial assistance to underserved areas in the City of Baltimore. The Corporation has no investments in this company. The Harbor Bank of Maryland, one of the Corporation’s subsidiaries has a $2.0 million loan to the CDC. As of March 31, 2005, the CDC had $7 thousand in operating income and a $21 thousand loss since inception. These numbers exclude any tax benefit that may be available.

The Harbor Bank of Baltimore LLC was established with the purpose of taking advantage of the New Markets Tax Credit program offered by the U.S. Treasury Department for the development of certain targeted markets in the country. In the case of the LLC, the targeted market is the City of Baltimore. The LLC received a $50 million New Market Tax Credit award in September 2004, and has written commitments from various investors in the amount of $64 million. The Corporation has no investment in this company.

The financial data from these companies is not included in the Corporation’s financial statements.

The Corporation’s stock is traded over the counter. During the first three months of 2005, trades were registered at $25.00 per share.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

ITEM 3. Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and the Treasurer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a – 15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures were adequate. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15 under the Securities Act of 1934) for the period ending March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs
January 2005	11,000	$25.00	11,000	43,234
February 2005	0
March 2005	0

(1)	Includes purchases of the Company’s stock made by or on behalf of the Company or any affiliated purchasers of the Company as defined in Securities and Exchange Commission Rule 10b-18.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Matters Submitted to a Vote of Security Holders

The 2005 Annual Meeting of the Stockholders of Harbor Bankshares Corporation was held April 20, 2005.

The stockholders elected the nominees to the Corporation’s Board of Directors. Listed below are the terms and separate tabulation of votes for each nominee:

	Three Years	Number of Votes
		For	Withheld
	James H. DeGraffenreidt	442,674	361
	Joe Louis Gladney	443,035	—
	Louis J. Grasmick	442,955	80
	Joseph Haskins, Jr.	441,306	1,729
	John D. Ryder	442,751	284

Item 5.	Other Information

	None

Item 6.	Exhibits
	Exhibit 31(a),(b), Rule 13a-14(a)/15d-14(a) Certifications

	Exhibit 32(a), (b), 18 U.S.C Section 1350 Certifications

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR BANKSHARES CORPORATION

Date: May 2, 2005	/s/ Joseph Haskins, Jr.
Joseph Haskins, Jr.
Chairman and Chief Executive Officer

Date: May 2, 2005	/s/ Teodoro J. Hernandez
Teodoro J. Hernandez
Vice President and Treasurer