Form 10QSB
period 2005-06-30
HARBOR BANKSHARES CORP
filed 2005-08-11
CIK 889608

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

Common stock, non-voting, $.01 Par value - 33,795 shares as of June 30, 2005.

Common stock, $.01 Par value –654,440 shares as of June 30, 2005.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2005	December 31, 2004
	(Unaudited)
	Dollars in Thousands
ASSETS
Cash and Due from Banks	$8,836	$6,868
Federal Funds Sold	10,713	9,846
Interest Bearing Deposits in Other Banks	59	1,353
Investment Securities:
Held to maturity at amortized cost (Fair value of $32 as of June 30, 2005 and $2,037 as of December 31, 2004)	32	2,037
Available for Sale, at Fair value	26,460	26,600

Total Investment Securities	26,492	28,637

Loans Held for Sale	1,301	1,149
Loans	180,990	172,667
Allowance for Loan Losses	(1,889)	(1,612)

Net Loans	179,101	171,055
Property and Equipment - Net	6,733	5,138
Other Real Estate owned	7	—
Goodwill	2,506	2,506
Intangible Assets	505	547
Bank-owned Life Insurance	4,101	4,023
Accrued Interest Receivable and Other Assets	3,121	4,342

TOTAL ASSETS	$243,475	$235,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-Interest Bearing Demand	$50,783	$49,343
Interest Bearing Transaction Accounts	27,809	22,982
Savings	76,672	78,610
Time, $100,000 or more	27,625	25,339
Other Time	35,016	33,950

Total Deposits	217,905	210,224

Junior Subordinated Debentures	7,217	7,217
Accrued Interest and Other Liabilities	2,105	1,783

TOTAL LIABILITIES	227,227	219,224

STOCKHOLDERS’ EQUITY
Common stock, - par value $.01 per share:
Authorized 10,000,000 shares; issued and outstanding 654,440 at June 30, 2005 and 671,139 at December 31, 2004 and 33,795 common non-voting at June 30, 2005 and December 31, 2004.	7	7
AdditionalPaid in Capital	6,756	7,218
Retained Earnings	9,802	9,252
Accumulated other comprehensive loss	(317)	(237)

TOTAL STOCKHOLDERS’ EQUITY	16,248	16,240

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$243,475	$235,464

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30
	2005	2004
	(Unaudited)
	Dollars in Thousands
	Except Per Share Data
INTEREST INCOME
Interest and Fees on Loans	$3,393	$2,717
Interest on Investment Securities (Taxable)	209	307
Interest on Deposits in Other Banks	9	11
Interest on Federal Funds Sold	20	22
Other Interest Income	3	4

TOTAL INTEREST INCOME	3,634	3,061

INTEREST EXPENSE
Interest on Deposits:
Savings	316	144
Interest Bearing Transaction Accounts	13	11
Time $100,000 or More	150	98
Other Time	281	198
Interest Federal Funds	9	—
Interest on Junior Subordinated Debentures	106	78

TOTAL INTEREST EXPENSE	875	529

NET INTEREST INCOME	2,759	2,532
Provision for Loan Losses	120	90

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,639	2,442
NON-INTEREST INCOME
Service Charges on Deposit Accounts	249	208
Other Income	198	166
Gain of Sale of Loans	—	2

TOTAL NON-INTEREST INCOME	447	376

NON-INTEREST EXPENSE
Salaries and Employee Benefits	1,077	1,121
Advertising	109	68
Occupancy Expense of Premises	246	150
Equipment Expense	79	85
Professional Cost	53	143
Data Processing Expense	265	253
Other Expenses	398	408

TOTAL NON-INTEREST EXPENSES	2,227	2,228

INCOME BEFORE INCOME TAXES	859	590
Applicable Income Taxes	321	184

NET INCOME	538	406

BASIC EARNINGS PER SHARE	$0.78	$0.57
DILUTED EARNINGS PER SHARE	$0.72	$0.53
Dividends Declared per Share	$—	$—

See notes to unaudited consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30
	2005	2004
	(Unaudited)
	Dollars in Thousands
	Except Per Share Data
INTEREST INCOME
Interest and Fees on Loans	$6,560	$5,357
Interest on Investment Securities (Taxable)	428	609
Interest on Deposits in Other Banks	18	26
Interest on Federal Funds Sold	46	51
Other Interest Income	10	8

TOTAL INTEREST INCOME	7,062	6,051

INTEREST EXPENSE
Interest on Deposits:
Savings	579	280
Interest Bearing Transaction Accounts	27	21
Time $100,000 or More	285	222
Other Time	511	373
Interest Federal Funds	13	—
Interest on Junior Subordinated Debentures	203	148

TOTAL INTEREST EXPENSE	1,618	1,044

NET INTEREST INCOME	5,444	5,007
Provision for Loan Losses	240	180

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,204	4,827
NON-INTEREST INCOME
Service Charges on Deposit Accounts	487	397
Other Income	452	332
Gain of Sale of Loans	—	6

TOTAL NON-INTEREST INCOME	939	735

NON-INTEREST EXPENSE
Salaries and Employee Benefits	2,198	2,240
Advertising	196	155
Occupancy Expense of Premises	460	309
Equipment Expense	166	175
Professional Cost	241	252
Data Processing Expense	526	505
ATM Losses	225	—
Other Expenses	813	829

TOTAL NON-INTEREST EXPENSES	4,825	4,465

INCOME BEFORE INCOME TAXES	1,318	1,097
Applicable Income Taxes	486	336

NET INCOME	832	761

BASIC EARNINGS PER SHARE	$1.20	$1.08
DILUTED EARNINGS PER SHARE	$1.11	$1.01
Dividends Declared per Share	$0.40	$0.35

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2005	2004
	(Unaudited)
	Dollars in Thousands
OPERATING ACTIVITIES
Net Income	$832	$761
Adjustments to Reconcile Net Income to Net Cash
And Cash Equivalents Provided by Operating
Activities:
Origination of Loans Held for Sale	(152)	(1,924)
Proceeds from the Sale of Loans Held for Sale	—	2,242
Increase in bank-owned life insurance policies	(78)	(87)
Gains on sale of loans	—	(6)
Provisions for loan losses	240	180
Depreciation and Amortization	330	235
Decrease (Increase) in Interest Receivable and Other Assets	1,214	(64)
Increase (Decrease) in Interest Payable and Other Liabilities	322	(139)

Net Cash Provided by Operating Activities	$2,708	$1,198

INVESTING ACTIVITIES
Net Decrease in Deposits at Other Banks	1,294	600
Purchase of Investments Securities Available for Sale	—	(13,999)
Proceeds from Securities called	—	7,000
Proceeds from Matured Securities and Principal Payments	2,005	2,527
Net Increase in Loans	(8,224)	(12,363)
Purchase of Premises and Equipment	(1,885)	(138)

Net Cash Used in Investing Activities	(6,810)	(16,373)

FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing
Transaction Accounts	1,440	7,288
Net Increase in Interest Bearing
Transaction Accounts	4,827	6,359
Net Decrease in Savings Deposits	(1,938)	(805)
Net Increase in Time Deposits	3,352	1,507
Payment of Cash Dividends	(282)	(246)
Stock Retirement	(525)	—
Proceeds from the Sale of Common Stock	63	3

Net Cash Provided by Financing Activities	6,937	14,106

Increase (Decrease) in Cash and Cash Equivalents	2,835	(1,069)
Cash and Cash Equivalents at Beginning of Period	16,714	15,141

Cash and Cash Equivalents at End of Period	$19,549	$14,072

Cash Paid During the Period Per:
Interest	$1,618	$1,044
Income Taxes	$486	$336

See notes to unaudited consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2005

Note A:	Basis of Presentation

The accompanying unaudited consolidated financial statements of Harbor Bankshares Corporation and subsidiaries (The “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10 – QSB. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2004. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s Annual Report on Form 10 – KSB for the year ended December 31, 2004.

Note B:	Comprehensive Income

The Company’s comprehensive income consists of its net income and unrealized holding gains (losses) on its available for sale securities, net of taxes.

Presented below is a reconciliation of net income to comprehensive income.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net Income	$538	$406	$832	$761

Unrealized gain (loss) on securities
Available-for-sale	164	(525)	(524)	(615)

Related Income Tax expenses (benefit)	65	(207)	(207)	(189)

	99	(318)	(317)	(426)

Total Comprehensive Income	$637	$88	$515	$335

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

EARNINGS PER SHARE

Note C:	Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of potentially dilutive transactions or conversions. This computation of diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method, which includes the dilutive effect of stock options, were exercised and shared in corporate earnings. At June 30, 2005 and 2004, there were no antidilutive options outstanding.

The following table presents a summary of per share data and amounts for the period indicated:

(amount in thousands except per-share data)

	Six Months Ended		Three Months Ended
	June 30 2005	June 30, 2004	June 30 2005	June 30 2004
Basic:
Net income applicable to common stock	$832	$761	$538	$406

Average common shares outstanding	694	704	691	704

Basic net income per share	$1.20	$1.08	$0.78	$0.57

Diluted:
Net income applicable to common stock	$832	$761	$538	$406

Average common shares outstanding	694	704	691	704
Stock option adjustment	55	52	55	54

Diluted average common shares outstanding	749	756	746	758

Diluted net income per share	$1.11	$1.01	$0.72	$0.53

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Note D:

STOCK OPTION ACCOUNTING

The Company accounts for stock options under the intrinsic value method of recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal or exceeding the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six Months Ended June 30		Three Months Ended June 30
	2005	2004	2005	2004
	(In Thousands Except per Share Data)		(In Thousands Except per Share Data)
Net Income, as reported	$832	$761	$538	$406
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(24)	(14)	(12)	(7)

Pro-forma net income	$808	$747	$526	$399

Earnings per share:
Basic - as reported	$1.20	$1.08	$0.78	$0.57
Basic - pro-forma	$1.16	$1.06	$0.76	$0.53
Diluted - as reported	$1.11	$1.01	$0.72	$0.54
Diluted - pro-forma	$1.08	$0.99	$0.71	$0.53

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

Harbor Bankshares Corporations earnings for the second quarter of 2005 totaled $538 thousand, an increase of $132 thousand or 32.5 percent when compared to the second quarter of 2004. Net interest income increased by $227 thousand or 8.9 percent. Non-interest income increased by $71 thousand or 18.9 percent and non-interest expenses decreased by $1 thousand. The provisions for loan losses increased by $30 thousand or 33.3 percent.

Year to date earnings as of June 30, 2005 were $832 thousand, reflecting an increase of $71 thousand or 9.3 percent when compared to the first six months of 2004. The annualized return on average assets (ROAA) and average stockholders equity (ROAE) were .71 percent and 10.3 percent respectively, compared to .72 percent and 10.0 percent achieved during the first six months of 2004.

For the first six months of 2005, net interest income increased by $437 thousand or 8.7 percent. Interest and fees on loans increased by $1.2 million or 22.4 percent as a result of the growth in the portfolio and interest rate increases. Investment income decreased by $181 thousand or 29.7 percent. The decrease in the investment income reflects the maturity of securities, which were not re-invested in order to fund the increased loan demand. Interest expense increased by $574 thousand or 55.0 percent. Interest on time deposits increased by $201 thousand or 33.8 percent. Interest expense on saving accounts increased by $299 thousand or 106.8 percent. Interest on interest bearing transaction accounts increased by $6 thousand or 28.6 percent. Interest bearing transaction accounts and time deposits increased by $4.8 million or 21.0 percent and $3.3 million or 5.7 percent respectively when compared to December 31, 2004. These increases, combined with higher rates were the main reason for the overall increase in interest expense increase on deposits. The interest expense on borrowed funds was $13 thousand. The interest expense for the junior subordinated floating rate debentures increased by $55 thousand or 37.1 percent due to higher interest rates.

As of June 30, 2005, the provision for loan losses was $240 thousand compared to $180 thousand for the same period of 2004. The increase reflects management’s decision to increase the provision as a result of the loan growth. Charge-offs totaled $34 thousand reflecting a decrease of $243 thousand when compared to the $277 thousand charged-off during the same period for 2004. Recoveries for the period were $72 thousand, compared to $148 thousand recovered during for the first six months of 2004.

Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and its underlying collateral, the mix of loans within the portfolio, delinquency trends, economic conditions, current and prospective trends in real estate values, and other relevant factors under our allowance methodology.

Our allowance for loan loss methodology is a loan classification-based system. We base the required allowance on a percentage of the loan balance for each type of loan classification level. Allowance percentages are based on each individual lending program, its loss history and underwriting characteristics including loan volume, credit score, debt coverage, collateral, and capacity to service debt.

This analysis is used to validate the loan loss reserve matrix as well as assist in establishing overall lending direction. In Management’s opinion, the allowance for loan losses as of June 30, 2005 is adequate. There

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance during the period.

Non-performing assets consist of non-accruing loans, loans past due 90 days or more but still accruing, restructured loans, and foreclosed real estate.

The following table shows the non-performing assets as of June 30, 2005 compared to December 31, 2004.

	June 30 2005	December 31, 2004
Non-accruing Loans	$542	$799
Past Due 90 days or more	2	9
Restructured loans	—	—

Total non-performing loans	544	808
Foreclosed real estate	7	—

Total non-performing assets	$551	$808

Non-performing loans to total loans	0.30%	0.46%
Non-performing assets to total assets	0.23%	0.34%
Allowance for loan losses to non-performing loans	342.83%	199.50%

Non-interest income increased by $204 thousand or 27.7 percent. Service charges on deposit accounts increased by $90 thousand or 22.7 percent, mainly related to increases in the returned check fees charges. Other income increased by $120 thousand or 36.1 percent. Included in other income is a fee in the amount of $55 thousand, paid to the Bank for services related to the formation of the Harbor Bank of Baltimore LLC. There were no gains on the sale of loans or securities as of June 30, 2005. Salary and employee benefits at $2.2 million, decreased by $42 thousand or 1.8 percent when compared to the same period of 2004. Advertising cost at $196 increased by $41 thousand or 26.4 percent. Occupancy expense increased by $151 thousand or 48.9 percent reflecting the cost associated with the renovation of the Corporation’s headquarters building. Equipment expenses decreased by $9 thousand or 5.1 percent. Professional cost decreased by $11 thousand or 4.4 percent. Data processing fees increased by $21 thousand or 4.2 percent. Included in non-interest expenses for the quarter was a $225 thousand expense related to the final settlement of the ATM cash shortage matter. On April 8, 2005, the Bank settled this matter in return for the payment of $575 thousand. All other expenses decreased by $16 thousand or 1.9 percent. The total loss of the ATM shortage was $500 thousand.

As of June 30, 2005, total deposits were $218 million, reflecting an increase of $7.7 million when compared to deposits as of December 31, 2004. Non-interest bearing deposits increased by $1.4 million or 2.9 percent. Interest bearing transaction accounts increased by $4.8 million or 21.0 percent. Savings accounts which included money market accounts decreased by $1.9 million or 2.4 percent and time deposits increased by $3.4 million or 5.7 percent. There were no federal funds purchased outstanding as of the quarter end.

Total loans, including loans held for sale, increased by $8.5 million or 4.9 percent. The increase was mainly the result of growth in the commercial loans and commercial real estate categories. Stockholders’ equity increased by $8 thousand, resulting from earnings of $802 thousand and $63 thousand of proceeds from options exercised, offset by an increase of $80 thousand of unrealized losses on available-for-sale securities, cash dividend paid in the amount of $282 thousand, and the retirement of 21,000 shares or $525 thousand of common stock. Primary and risk based capital were 7.1 percent and 11.7 percent, respectively.

As of June 30, 2005, based on borrowing arrangements with the Federal Home Loan Bank there was unused credit availability of $24.3 million, the Corporation has sufficient liquidity to withstand any unusual demand of funds without the liquidation of its securities.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

The Harbor Bank CDC (“CDC”) and The Harbor Bank of Baltimore LLC (“LLC”) were established in 2003. The Harbor Bank CDC is a non-profit company established for the purpose of bringing financial assistance to underserved areas in the City of Baltimore. The Corporation has no investments in this company. The Harbor Bank of Maryland, one of the Corporation’s subsidiaries has a $2.0 million loan to the CDC. As of June 30, 2005, the CDC had $9 thousand operating loss and a $28 thousand loss since inception. These numbers exclude any tax benefit that may be available.

The Harbor Bank of Baltimore (“LLC”) was established for the purpose of taking advantage of the New Markets Tax Credit program offered by the U.S. Treasury Department for the development of certain targeted markets in the country. In the case of the LLC, the targeted market is the City of Baltimore. The LLC received a $50 million New Market Tax Credit award in September 2004, and has written commitments from various investors in the amount of $64 million. The Corporation has no investment in this company.

The financial data from these companies is not included in the Corporation’s financial statements.

The Corporation’s stock is traded over the counter. During the first six months of 2005, trades were registered at $25.00 per share.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

ITEM 3. Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and the Treasurer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a – 15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures were adequate. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15 under the Securities Act of 1934) for the period ending June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 2005	10,000	$25.00
May 2005
June 2005

(1)	Includes purchases of the Company’s stock made by or on behalf of the Company or any affiliated purchasers of the Company as defined in Securities and Exchange Commission Rule 10b-18.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 31(a),(b), Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32(a), (b), 18 U.S.C Section 1350 Certifications

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR BANKSHARES CORPORATION

Date: August 10, 2005	/s/ Joseph Haskins, Jr.
Joseph Haskins, Jr.
Chairman and Chief Executive Officer

Date: August 10, 2005	/s/ Teodoro J. Hernandez
Teodoro J. Hernandez
Vice President and Treasurer