Form 10QSB
period 2005-09-30
HARBOR BANKSHARES CORP
filed 2005-11-10
CIK 889608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, non-voting, $.01 Par value - 33,795 shares as of September 30, 2005.

Common stock, $.01 Par value –651,784 shares as of September 30, 2005.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2005	December 31, 2004
	(Unaudited)
	Dollars in Thousands
ASSETS
Cash and Due from Banks	$9,674	$6,868
Federal Funds Sold	570	9,846
Interest Bearing Deposits in Other Banks	74	1,353
Investment Securities:
Held to maturity at amortized cost (Fair value of $32 as of September 30, 2005 and $2,037 as of December 31, 2004)	31	2,037
Available for Sale, at Fair value	26,183	26,600

Total Investment Securities	26,214	28,637

Loans Held for Sale	1,038	1,149
Loans	193,277	172,667
Allowance for Loan Losses	(1,960)	(1,612)

Net Loans	191,317	171,055
Property and Equipment - Net	7,245	5,138
Other Real Estate owned	7	—
Goodwill	2,506	2,506
Intangible Assets	484	547
Bank-owned Life Insurance	4,140	4,023
Accrued Interest Receivable and Other Assets	3,610	4,342

TOTAL ASSETS	$246,879	$235,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-Interest Bearing Demand	$50,587	$49,343
Interest Bearing Transaction Accounts	29,164	22,982
Savings	73,873	78,610
Time, $100,000 or more	29,184	25,339
Other Time	35,392	33,950

Total Deposits	218,200	210,224

Short Term Borrowings	3,000
Junior Subordinated Debentures	7,217	7,217
Accrued Interest and Other Liabilities	2,027	1,783

TOTAL LIABILITIES	230,444	219,224

STOCKHOLDERS’ EQUITY
Common stock, - par value $.01 per share:
Authorized 10,000,000 shares; issued and outstanding 651,784 at September 30, 2005 and 671,139 at December 31, 2004and 33,795 common non-voting at September 30, 2005 and
December 31, 2004.	7	7
Additional Paid in Capital	6,615	7,218
Retained Earnings	10,296	9,252
Accumulated other comprehensive loss	(483)	(237)

TOTAL STOCKHOLDERS’ EQUITY	16,435	16,240

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$246,879	$235,464

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30
	2005	2004
	(Unaudited)
	Dollars in Thousands Except Per Share Data
INTEREST INCOME
Interest and Fees on Loans	$3,512	$2,912
Interest on Investment Securities (Taxable)	211	279
Interest on Deposits in Other Banks	—	9
Interest on Federal Funds Sold	46	10
Other Interest Income	7	3

TOTAL INTEREST INCOME	3,776	3,213

INTEREST EXPENSE
Interest on Deposits:
Savings	359	169
Interest Bearing Transaction Accounts	16	10
Time $100,000 or More	171	112
Other Time	329	197
Other Borrowed Money	2	11
Interest on Short Term Borrowings	116	81

TOTAL INTEREST EXPENSE	993	580

NET INTEREST INCOME	2,783	2,633
Provision for Loan Losses	110	90

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,673	2,543
NON-INTEREST INCOME
Service Charges on Deposit Accounts	212	211
Realized Gains on Security Sales	—	17
Other income	197	178

TOTAL NON-INTEREST INCOME	409	406

NON-INTEREST EXPENSE
Salaries and Employee Benefits	1,110	1,114
Advertising	89	70
Occupancy Expense of Premises	304	186
Equipment Expense	75	90
Professional Cost	92	131
Data Processing Expense	281	261
Other Expenses	364	378

TOTAL NON-INTEREST EXPENSES	2,315	2,230

INCOME BEFORE INCOME TAXES	767	719
Applicable Income Taxes	273	228

NET INCOME	$494	$491

BASIC EARNINGS PER SHARE	$0.71	$0.70
DILUTED EARNINGS PER SHARE	$0.67	$0.64
Dividends Declared per Share	$—	$—

See notes to unaudited consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30
	2005	2004
	(Unaudited)
	Dollars in Thousands Except Per Share Data
INTEREST INCOME
Interest and Fees on Loans	$10,072	$8,269
Interest on Investment Securities (Taxable)	639	888
Interest on Deposits in Other Banks	18	35
Interest on Federal Funds Sold	92	61
Other Interest Income	17	11

TOTAL INTEREST INCOME	10,838	9,264

INTEREST EXPENSE
Interest on Deposits:
Savings	938	449
Interest Bearing Transaction Accounts	43	31
Time $100,000 or More	456	334
Other Time	840	570
Interest on Short Term Borrowings	15	11
Interest on Junior Subordinated Debentures	319	229

TOTAL INTEREST EXPENSE	2,611	1,624

NET INTEREST INCOME	8,227	7,640
Provision for Loan Losses	350	270

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,877	7,370
NON-INTEREST INCOME
Service Charges on Deposit Accounts	699	608
Other Income	649	510
Realized gains on Securities Sales	—	17
Gain of Sale of Loans	—	6

TOTAL NON-INTEREST INCOME	1,348	1,141

NON-INTEREST EXPENSE
Salaries and Employee Benefits	3,308	3,354
Advertising	285	225
Occupancy Expense of Premises	764	495
Equipment Expense	241	265
Professional Cost	333	383
Data Processing Expense	807	766
ATM Losses	225	—
Other Expenses	1177	1207

TOTAL NON-INTEREST EXPENSES	7,140	6,695

INCOME BEFORE INCOME TAXES	2,085	1,816
Applicable Income Taxes	759	564

NET INCOME	$1,326	$1,252

BASIC EARNINGS PER SHARE	$1.92	$1.78
DILUTED EARNINGS PER SHARE	$1.80	$1.65
Dividends Declared per Share	$0.40	$0.35

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Month ended September 30
	2005	2004
	(Unaudited)
	Dollars in Thousands
OPERATING ACTIVITIES
Net Income	$1,326	$1,252
Adjustments to Reconcile Net Income to Net Cash
And Cash Equivalents Provided by Operating
Activities:
Origination of Loans Held for Sale	—	(2,939)
Proceeds from the Sale of Loans Held for Sale	111	2,945
Increase in bank-owned life insurance policies	(117)	(125)
Gains on sale of loans	—	(6)
Gains on sale of securities	—	(17)
Provisions for loan losses	350	270
Depreciation and Amortization	533	301
Decrease in Interest Receivable and Other Assets	732	111
Increase in Interest Payable and Other Liabilities	244	153

Net Cash Provided by Operating Activities	$3,179	$1,945

INVESTING ACTIVITIES
Net Decrease in Deposits at Other Banks	1,279	539
Purchase of Investment Securities Available for Sale	—	(13,999)
Proceeds from Securities called and sold.	—	14,017
Proceeds from Matured Securities and Principal Payments	2,008	2,692
Net Increase in Loans	(20,447)	(21,011)
Purchase of Premises and Equipment	(2,580)	(962)

Net Cash Used in Investing Activities	(19,740)	(18,724)

FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing
Accounts	1,244	6,503
Net Increase in Interest Bearing
Transaction Accounts	6,182	474
Net (Decrease) Increase in Savings Deposits	(4,737)	1,510
Net Increase (Decrease) in Time Deposits	5,287	(585)
Short Term Borrowings	3,000	4,500
Payment of Cash Dividends	(282)	(246)
Stock Retirement	(775)	—
Proceeds from the Sale of Common Stock	172	7

Net Cash Provided by Financing Activities	10,091	12,163

Decrease in Cash and Cash Equivalents	(6,470)	(4,616)
Cash and Cash Equivalents at Beginning of Period	16,714	15,141

Cash and Cash Equivalents at End of Period	$10,244	$10,525

Cash Paid During the Period Per:
Interest	$2,611	$1,624
Income Taxes	$759	$564

See notes to unaudited consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2005 and 2004

Note A:	Basis of Presentation

The accompanying unaudited consolidated financial statements of Harbor Bankshares Corporation and subsidiaries (The “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10 – QSB. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2004. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s Annual Report on Form 10 – KSB for the year ended December 31, 2004.

Note B:	Comprehensive Income

The Corporation’s comprehensive income consists of its net income and unrealized holding gains (losses) on its available for sale securities, net of taxes.
Presented below is a reconciliation of net income to comprehensive income.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net Income	$494	$491	$1,326	$1,252

Unrealized gain (loss) on securities
Available-for-sale	(274)	(337)	(798)	(278)

Related Income Tax benefit	108	94	315	95

	(166)	(243)	(483)	(183)

Reclassification Adjustments for gains included in net income	—	—	—	(17)

Related income Tax Benefit	—	—	—	6

				(11)

Total Other Comprehensive Loss				(194)

Total Comprehensive Income	$328	$248	$843	$1,058

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

EARNINGS PER SHARE

Note C:	Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of potentially dilutive transactions or conversions. This computation of diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method, which includes the dilutive effect of stock options, were exercised and shared in corporate earnings. At September 30, 2005 and 2004, there were no antidilutive options outstanding.

The following table presents a summary of per share data and amounts for the period indicated:

(amount in thousands except per-share data)

	Nine Months Ended		Three Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Basic:

Net income applicable to common stock	$1,326	$1,252	$494	$491

Average common shares outstanding	692	704	693	704

Basic net income per share	$1.92	$1.78	$0.71	$0.70

Diluted:

Net income applicable to common stock	$1,326	$1,252	$494	$491

Average common shares outstanding	692	704	693	704

Stock option adjustment	46	54	46	58

Diluted average common shares outstanding	738	758	739	762

Diluted net income per share	$1.80	$1.65	$0.67	$0.64

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Note D:

STOCK OPTION ACCOUNTING

The Corporation accounts for stock options under the intrinsic value method of recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal or exceeding the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Nine Months Ended September 30		Three Months Ended September 30
	2005	2004	2005	2004
	(In ThousandsExcept per Share Data)		(In Thousands Except per Share Data)
Net Income, as reported	$1,326	$1,252	$494	$491
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(36)	(21)	(12)	(7)

Pro-forma net income	$1,290	$1,231	$482	$484

Earnings per share:
Basic - as reported	$1.92	$1.78	$0.71	$0.70
Basic - pro-forma	$1.86	$1.75	$0.69	$0.69
Diluted - as reported	$1.80	$1.65	$0.67	$0.64
Diluted - pro-forma	$1.75	$1.62	$0.65	$0.63

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements. This management’s discussion and analysis of financial condition and results of operations and other portions of this report include forward-looking statements such as: statements of the Corporation’s goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of loan quality, and probable loan losses, liquidity, and interest risk; and statements of the Corporation’s ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behaviors, and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Corporation’s past growth and performance do not necessarily indicate its future results.

General

Harbor Bankshares Corporation earnings for the third quarter of 2005 totaled $494 thousand, an increase of $3 thousand or .6 percent when compared to the third quarter of 2004. Net interest income increased by $150 thousand or 5.7 percent. Non-interest income increased by $3 thousand or .7 percent and non-interest expenses increased by $85 thousand or 3.8 percent. The provisions for loan losses increased by $20 thousand or 22.2 percent.

Year to date earnings as of September 30, 2005 were $1.3 million, reflecting an increase of $74 thousand or 5.9 percent when compared to the first nine months of 2004. The annualized return on average assets (ROAA) and average stockholders equity (ROAE) were .74 percent and 10.9 percent respectively, compared to .72 percent and 10.7 percent achieved during the first nine months of 2004.

Nine Months ended September 30, 2005 and 2004

For the first nine months of 2005, net interest income increased by $587 thousand or 7.7 percent. Interest and fees on loans increased by $1.8 million or 21.8 percent as a result of the growth in the portfolio and interest rate increases. Investment income decreased by $249 thousand or 28.0 percent. The decrease in the investment income reflects the maturity of securities, which were not re-invested in order to fund the increased loan demand. Interest expense increased by $987 thousand or 60.8 percent. Interest on time deposits increased by $392 thousand or 43.4 percent. Interest expense on saving accounts increased by $489 thousand or 108.9 percent. Interest on interest bearing transaction accounts increased by $12 thousand or 38.7 percent. Interest bearing transaction accounts and time deposits increased by $6.1 million or 26.9 percent and $5.3 million or 8.9 percent respectively when compared to December 31, 2004. These increases, combined with higher rates were the main reason for the overall increase in interest expense increase on deposits. The interest expense on borrowed funds was $15 thousand. The interest expense for the junior subordinated floating rate debentures increased by $90 thousand or 39.3 percent due to higher interest rates.

As of September 30, 2005, the provision for loan losses was $350 thousand compared to $270 thousand for the same period of 2004. The increase reflects management’s decision to increase the provision as a result of the loan growth. Charge-offs totaled $78 thousand reflecting a decrease of $271 thousand when compared to the $349 thousand charged-off during the same period for 2004. Recoveries for the period were $76 thousand, compared to $158 thousand recovered during for the first nine months of 2004.

Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and its underlying collateral, the mix of loans within the portfolio, delinquency trends, economic conditions, current and prospective trends in real estate values, and other relevant factors under our allowance methodology. (See Allowance for Loan Losses and Non-Performing Assets).

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Non-interest income increased by $207 thousand or 18.1 percent. Service charges on deposit accounts increased by $91 thousand or 14.9 percent, mainly related to increases in the returned check fees charges. Other income increased by $139 thousand or 27.3 percent. Included in other income is a fee in the amount of $55 thousand, paid to the Bank for services related to the formation of the Harbor Bank of Baltimore LLC. There were no gains on the sale of loans or securities as of September 30, 2005. Salary and employee benefits at $3.3 million, decreased by $46 thousand or 1.4 percent when compared to the same period of 2004. Advertising cost at $285 increased by $60 thousand or 26.7 percent. Occupancy expense increased by $269 thousand or 54.3 percent reflecting the cost associated with the renovation of the Corporation’s headquarters building. Equipment expenses decreased by $24 thousand or 9.1 percent. Professional cost decreased by $50 thousand or 13.1 percent. Data processing fees increased by $41 thousand or 5.4 percent. Included in non-interest expenses is a $225 thousand expense related to the final settlement of the ATM cash shortage matter. On April 8, 2005, the Bank settled this matter in return for the payment of $575 thousand. All other expenses decreased by $30 thousand or 2.5 percent. The total loss of the ATM shortage was $500 thousand.

Financial Condition

Total loans, including loans held for sale, increased by $20.5 million or 11.8 percent to $194,315 at September 30, 2005, form $173,816 at December 31, 2004. The increase was mainly the result of growth in the commercial loans and commercial real estate categories. Stockholders’ equity increased by $195 thousand in the period, as a result of earnings of $1.3 million and $172 thousand of proceeds from options exercised, offset by an increase of $245 thousand of unrealized losses on available-for-sale securities, cash dividend paid in the amount of $282 thousand, and the retirement of 31,000 shares or $775 thousand of common stock. Primary and risk based capital were 7.2 percent and 11.3 percent, respectively.

As of September 30, 2005, based on borrowing arrangements with the Federal Home Loan Bank there was unused credit availability of $21.7 million, the Corporation has sufficient liquidity to withstand any unusual demand of funds without the liquidation of its securities.

Allowance for Loan Losses and Non Performing Assets

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

This analysis is used to validate the loan loss reserve matrix as well as assist in establishing overall lending direction. In Management’s opinion, the allowance for loan losses as of September 30, 2005

There were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance during the period.

Non-performing assets consist of non-accruing loans, loans past due 90 days or more bust still accruing, restructured loans, and foreclosed real estate.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

The following table shows the non-performing assets as of September 30, 2005 compared to December 31, 2004.

	September 30	December 31,
	2005	2004
Non-accruing Loans	$920	$799
Past Due 90 days or more	6	9
Restructured loans	—	—

Total non-performing loans	926	808
Foreclosed real estate	7	—

Total non-performing assets	$933	$808

Non-performing loans to total loans	0.48%	0.46%
Non-performing assets to total assets	0.38%	0.34%
Allowance for loan losses to non-performing loans	210.07%	199.50%

As of September 30, 2005, total deposits were $218 million, reflecting an increase of 8.0 million when compared to deposits of $210 million as of December 31, 2004. Non-interest bearing deposits increased by $1.2 million or 2.5 percent. Interest bearing transaction accounts increased by $6.2 million or 26.9 percent. Savings accounts which included money market accounts decreased by $4.7 million or 6.0 percent and time deposits increased by $5.3 million or 8.9 percent. There were $3.0 million Short-term borrowings outstanding as of the quarter end. This borrowing represents an advance from the Federal Home Loan Bank of Atlanta.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

The Harbor Bank CDC (“CDC”) and The Harbor Bank of Baltimore LLC (“LLC”) were established in 2003. The Harbor Bank CDC is a non-profit company established for the purpose of bringing financial assistance to underserved areas in the City of Baltimore. The Corporation has no investments in this company. The Harbor Bank of Maryland, one of the Corporation’s subsidiaries has a $1.6 million loan to the CDC. As of September 30, 2005, the CDC had $4 thousand operating loss and a $28 thousand loss since inception. These numbers exclude any tax benefit that may be available.

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

The Corporation’s stock is traded over the counter. During the first nine months of 2005, trades were registered at $25.00 per share.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

ITEM 3. Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and the Treasurer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a – 15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures were adequate. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15 under the Securities Act of 1934) for the period ending September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs
July 2005	10,000	$25.00	0	0
August 2005
September 2005

(1)	Includes purchases of the Company’s stock made by or on behalf of the Company or any affiliated purchasers of the Company as defined in Securities and Exchange Commission Rule 10b-18.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 31(a),(b), Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32(a), (b), 18 U.S.C Section 1350 Certifications

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR BANKSHARES CORPORATION

Date:	November 9, 2005	/s/ Joseph Haskins, Jr.
Chairman and Chief Executive Officer

Date:	November 9, 2005	/s/ Teodoro J. Hernandez
Vice President and Treasurer