Form 10KSB
period 2005-12-31
HARBOR BANKSHARES CORP
filed 2006-03-28
CIK 889608

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                         Commission File Number: 0-20990

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

Check whether the issuer is not required to file reports pursuant to Section 13
or 15(d) of the Exchange Act.                                                |_|

Check whether the issuer (1 filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                               |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes |_| No |X|
Issuer's revenues for its most recent fiscal year:

As of March 3, 2006, the registrant had 675,579 shares of Common Stock issued and outstanding, including 33,795 non-voting shares. The aggregate market value of shares held by nonaffiliates on such date was $12,060,050 based on the average of the bid and asked price of $25.00 per share of the Registrant's Common Stock on that date. For purposes of this calculation, it is assumed that the 193,177 shares held by directors and executive officers of the Registrant, are shares held by affiliates.

Documents Incorporated by Reference: Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2005.

Transitional small business disclosure format (check one):        Yes |_| No |X|

                          HARBOR BANKSHARES CORPORATION

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-KSB

TABLE OF CONTENTS

PART I
Item 1. Description of Business.....................................................................1
Item 2. Description of Property....................................................................18
Item 3. Legal Proceedings..........................................................................18
Item 4. Submission of Matters to a Vote of Security Holders........................................18

PART II
Item 5. Market for Common Equity and Related Stockholder Matters...................................19
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations......20
Item 7. Financial Statements.......................................................................27
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......56
Item 8A. Controls and Procedures...................................................................56
Item 8B. Other Information.........................................................................56

PART III
Item 9. Directors, and Executive Officers and Control Persons; Compliance
     with Section 16(a) of the Exchange Act........................................................56
Item 10. Executive Compensation....................................................................60
Item 11. Security Ownership of Certain Beneficial Owners and Management
     and Related Stockholder Matters...............................................................63
Item 12. Certain Relationships and Related Transactions............................................64
Item 13. Exhibits..................................................................................64
Item 15. Principal Accountant Fees and Services....................................................65

SIGNATURES.........................................................................................66


EXHIBITS

PART I

Forward Looking Statements

         Harbor Bankshares Corporation (the "Corporation") makes forward-looking statements in this Annual Report on Form 10-KSB that are subject to risks and uncertainties. These forward-looking statements include: statements of the Corporation's goals, intentions, and expectations; estimates of risks and of future costs and benefits; expectations regarding future financial performance of the Corporation; assessments of loan quality, probable loan losses, and the amount and timing of loan payoffs; liquidity, contractual obligations, off-balance sheet risk, and market or interest rate risk; and statements of the Corporation's ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws, regulations and accounting principles; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Corporation's past growth and performance do not necessarily indicate its future results.

Item 1.  Description of Business

Harbor Bankshares Corporation

         Harbor Bankshares Corporation (the "Corporation") is a bank holding company with one bank subsidiary and two Community Development financial subsidiaries, one for profit, The Harbor Bank of Baltimore LLC and a non-profit, The Harbor Bank CDC. Both were established during 2002. The Corporation has no investment in either subsidiary as of December 31, 2004. The Corporation was organized under the laws of the State of Maryland in 1992. On November 2, 1992, Harbor Bankshares Corporation acquired all outstanding stock of The Harbor Bank of Maryland (the "Bank"), headquartered in Baltimore, Maryland.

The Harbor Bank of Maryland

         The Bank is a Maryland chartered commercial bank headquartered in Baltimore, Maryland. The Bank was opened on September 13, 1982. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation.

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

         Bank Holding Company Regulation. The Corporation is registered as a bank holding company under the Holding Company Act and, as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a bank holding company, the Corporation is required to furnish to the Federal Reserve regular reports of its operations and additional information and reports. The Corporation is also subject to regular examination by the Federal Reserve.

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

         Under the Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of the Corporation or the Bank. For purposes of the Holding Company Act, "control" is defined as ownership of 25% or more of any class of voting securities of the Corporation or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Corporation or the Bank.

         The Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the Federal Reserve before the person or persons acquire control of the Corporation or the Bank. The Change in Bank Control Act defines "control" as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank.

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

         The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulatory Capital Requirements."

         The Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

         Bank Regulation. The Bank is subject to supervision by the Federal Deposit Insurance Corporation (`FDIC") and the State of Maryland. Deposits of the Bank are insured by the FDIC to the legal maximum of $100,000 for each insured depositor. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and acquisitions, corporate activities, changes in control, electronic funds transfers, responsiveness to community needs, management practices, compensation policies, and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities. In addition, the Bank is subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to extensions of credit (including to insiders), credit practices, disclosure of credit terms and discrimination in credit transactions.

         The FDIC regularly examines the operations and condition of the Bank, including, but not limited to, its capital adequacy, reserves, loans, investments, and management practices. These examinations are for the protection of the Bank's depositors and the FDIC's insurance fund. In addition, the Bank is required to furnish quarterly and annual reports to the FDIC. The FDIC's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

         The FDIC has adopted regulations regarding the capital adequacy, which require FDIC supervised banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulatory Capital Requirements." Regulations limit the amount of dividends that the Bank may pay to the Corporation. See Note 15 "Regulatory Matters" on page 22 of the Audited Consolidated Financial Statements section of the Corporation's Annual Report to Shareholders.

         The Bank is subject to restrictions under federal law which limit the transfer of funds by the Bank to the Corporation and its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments, asset purchases, or otherwise. Such transfers by the Bank to the Corporation or any of the Corporation 's non-banking subsidiaries are limited in amount to 10% of the Bank's capital and surplus and, with respect to the Corporation and all such non-banking subsidiaries, to an aggregate of 20% of the Bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

         The Bank is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Corporation and other affiliates, and on investments in their stock or other securities. These restrictions prevent the Corporation and the Bank's other affiliates from borrowing from the Bank unless the loans are secured by specified collateral, and require those transactions to have terms comparable to terms of arms-length transactions with third persons. In addition, secured loans and other transactions and investments by the Bank are generally limited in amount as to the Corporation and as to any other affiliate to 10% of the Bank's capital and surplus and as to the Corporation and all other affiliates together to an aggregate of 20% of the Bank's capital and surplus. Certain exemptions to these limitations apply to extensions of credit and other transactions between the Bank and its subsidiaries. These regulations and restrictions may limit the Corporation's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.

         Under Federal bank regulations, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards; prudent underwriting standards, including loan-to-value limits, that are clear and measurable; loan administration procedures; and documentation, approval, and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") adopted by the federal bank regulators. The Interagency Guidelines, among other things, call for internal loan-to-value limits for real estate loans that are not in excess of the limits specified in the Guidelines. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

         The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized, or undercapitalized -- based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10% or greater; (ii) Tier 1 risk-based capital ratio of 6% or greater; and (iii) Tier 1 leverage ratio of 5% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8% or greater; (ii) Tier 1 risk-based capital ratio of 4% or greater; and (iii) Tier 1 leverage ratio of 4% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Deposit insurance rates may be increased during 2006 or later years.

         Regulatory Capital Requirements. The Federal bank regulators have established guidelines for maintenance of appropriate levels of capital by bank holding companies and banks. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

         The regulations require bank holding companies and banks to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. A bank or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the bank regulators have indicated that they also may consider the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

         The risk-based capital rules require bank holding companies and member banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (noncumulative perpetual preferred stock with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available-for-sale equity securities.

            In 2003, the Corporation, through its subsidiary, Harbor Bankshares Corporation Capital Trust, issued $7.2 million in trust preferred securities in a private placement. These securities are shown as junior subordinated debentures on the Consolidated Balance Sheets of the Corporation. These trust preferred securities issued are believed to meet the Federal Reserve's regulatory criteria for Tier 1 capital, subject to Federal Reserve guidelines that limit the amount of trust preferred securities (and any cumulative perpetual preferred stock) that may be included in Tier 1 capital to an aggregate of 25% of Tier 1 capital. Any excess may be included as supplementary capital. See Note 12 "Junior Subordinated Debentures" on page 20 of the Audited Consolidated Financial Statements section of the Corporation's Annual Report to Shareholders.

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

         The federal bank regulatory agencies have established a joint policy regarding the evaluation of commercial banks' capital adequacy for interest rate risk. Under the policy, the Federal Reserve's assessment of a bank's capital adequacy includes an assessment of the bank's exposure to adverse changes in interest rates. The Federal Reserve has determined to rely on its examination process for such evaluations rather than on standardized measurement systems or formulas. The Federal Reserve may require banks that are found to have a high level of interest rate risk exposure or weak interest rate risk management systems to take corrective actions. Management believes its interest rate risk management systems and its capital relative to its interest rate risk are adequate.

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

         The Federal bank regulators have established regulations that classify banks by capital levels and provide for the Federal Reserve to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2005, the Bank was well-capitalized as defined in the regulations.

         For information regarding the Corporation's and the Bank's compliance with their respective regulatory capital requirements, see note 16 "Regulatory Matters" on page 22 of the Audited Consolidated Financial Statements section of the Corporation's Annual Report to Shareholders.

Community Reinvestment

         Under the Community Reinvestment Act ("CRA"), a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, to evaluate the institution's record of making loans in its assessment areas;
(b) investment, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and business; and (c) service, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank was assigned an "outstanding" rating as a result of its last CRA examination.

Bank Secrecy Act

Under the Bank Secrecy Act ("BSA"), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the "USA Patriot Act" or the "Patriot Act", enacted in response to the September 11, 2001, terrorist attacks, enacted prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to prevent the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires banks and other depository institutions, brokers, dealers and certain other businesses involved in the transfer of money to establish anti-money laundering programs, including employee training and independent audit requirements meeting minimum standards specified by the act, to follow standards for customer identification and maintenance of customer identification records, and to compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition... On May 18, 2005, the Bank executed a memorandum of understanding with the FDIC and the Maryland Commissioner of Financial Regulation, in which it agreed to take certain steps to improve its Bank Secrecy Act and anti-money laundering compliance programs, including independent testing of compliance. Management believes that the Bank is fully in compliance with the terms of the memorandum.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") established a broad range of corporate governance and accounting measures intended to increase corporate responsibility and protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Corporation is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley, its implementing regulations have established new membership requirements and additional responsibilities for the Corporation's audit committee, imposed restrictions on the relationship between the Corporation and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional financial statement certification responsibilities for the Company's chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, and require management to evaluate the Corporation's disclosure controls and procedures and report material changes in the Corporation's internal control over financial reporting. Under current regulations, in future periods, Sarbanes-Oxley will require the management to evaluate the Corporation's internal control over financial reporting and will require Corporation's auditors to issue a report on the Corporation's internal control over financial reporting.

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

Employees

         At December 31, 2005, Harbor Bankshares Corporation and its subsidiaries employed 77 individuals, of which 27 were officers and 50 were full-time employees.

Executive Officers

         Information concerning executive officers of the Corporation is listed below:

                                       Age         Position

         Joseph Haskins, Jr.           58          Chairman, President and Chief Executive Officer of
                                                   the Bank and Corporation

         John Paterakis                77          Chairman of the Executive Committee of the
                                                   Corporation and the Bank

         Teodoro J. Hernandez          60          Treasurer of the Corporation and Senior Vice
                                                   President and Cashier of the Bank

         Each of the executive officer has been employed in his current capacity for more than five years.

Tabular Information

         The information in this description of business should be read in conjunction with the information provided in the Management's Discussion and Analysis of Financial Condition and Operations, which is incorporated herein from the Annual Report...

                 Consolidated Five-Years Selected Financial Data
                      (In thousands, except per share data)

                                                                   Year ended December 31,
                                                       2005          2004          2003           2002           2001
                                                       ----          ----          ----           ----           ----
OPERATING DATA
Interest Income                                     $15,014       $12,648       $11,886        $11,647        $13,609
Interest Expense                                      3,787         2,283         2,411          3,402          5,973
                                                    -------       -------       -------        -------        -------
Net Interest Income                                  11,227        10,365         9,475          8,245          7,636
Provision for Loan Losses                               410           360           755            340            400
Non-Interest Income                                   1,771         1,514         2,506          2,220          2,329
Non-Interest Expenses                                 9,638         9,295         8,610          8,575          8,526
                                                    -------       -------       -------        -------        -------
Income Before Taxes                                   2,950         2,224         2,616          1,550          1,039
Income Taxes                                          1,067           762           831            473            309
                                                    -------       -------       -------        -------        -------
Net Income                                          $ 1,883       $ 1,462       $ 1,785        $ 1,077        $   730
                                                    =======       =======       =======        =======        =======

PER SHARE DATA
Net Income - Basic                                    $2.73         $2.07         $2.46          $1.47          $1.02
Net Income - Diluted                                   2.55          1.93          2.36           1.43           0.99
Cash and Stock Dividends                               0.40          0.35          0.25           0.25             --
Book Value                                           $24.73        $23.04        $21.69         $19.23         $16.72

BALANCE SHEET DATA
Total Assets                                       $256,636      $235,464      $219,547       $210,234       $186,586
Deposits                                            229,845       210,224       195,901        193,294        171,531
Total Net Loans                                     188,936       172,205       149,729        120,523        105,847
Total Stockholder's Equity                           16,954        16,240        15,274         14,149         12,241
Return on Average Assets                              0.78%         0.63%         0.84%          0.54%          0.37%
Return on Average Equity                             11.57%         9.33%        12.23%          8.20%          6.20%
Tier 1 Regulatory Capital to Average Assets           7.31%         7.36%         7.46%          5.20%          5.40%
Average Equity to Average Assets                      6.74%         7.27%         6.48%          5.24%          4.77%
Dividend Paid to
Diluted Net Income                                   15.69%        18.13%        10.59%         17.48%             --

                Average Balances, Yields/Rates and Income/Expense

Years ended December 31,                            2005                            2004                             2003
                                        Average  Yields/   Income      Average   Yields/     Income     Average   Yields/    Income
                                       Balances    Rates   Expense    Balances     Rates    Expense    Balances     Rates   Expense
                                       --------    -----   -------    --------     -----    -------    --------     -----   -------
ASSETS
U. S. Treasury Securities             $     --       --%   $    --    $    836      3.11%   $    26     $ 3,048      2.79%  $    85
U.S. Government Agencies                27,230     3.11        848      35,824      3.08      1,104      39,878      3.39     1,354
Interest-Bearing Deposits
  with Other Banks                         562     3.20         18       1,510      2.91         44       2,100      3.24        68
FHLB Stock and Other
  Securities                               507     4.14         21         550      3.82         21       1,051      3.61        38
Federal Funds Sold                       6,440     3.35        216       7,776      1.21         94       9,397      1.03        97
                                      --------             -------    --------              -------     -------             -------
                                        34,739     3.18%     1,103      46,496      2.77%     1,289      55,474      2.96%    1,642
                                      --------             -------    --------              -------     -------             -------
Loans
Commercial Loans                        75,390     8.70      6,556      64,090      7.37      4,725      44,887      7.03     3,156
Real Estate Loans                      102,932     6.67      6,863      91,544      6.68      6,113      85,226      7.16     6,102
Consumer Loans                           6,052     8.11        491       8,032      6.49        521      10,263      9.61       986
                                      --------             -------    --------              -------    --------             -------
Loans Net of Unearned Income           184,374     7.54     13,910     163,666      6.94     11,359     140,376      7.30    10,244
                                                           -------    --------              -------    --------             -------
Total Earning Assets                   219,113     6.85%   $15,013     210,162      6.02%   $12,648     195,850      6.07%  $11,886
                                                           =======                          =======                         =======
Allowance for Possible Losses           (2,059)                         (1,543)                          (1,488)
Other Assets                            24,183                          23,461                           18,909
                                      --------                        --------                         --------
         TOTAL ASSETS                 $241,237                        $232,080                         $213,271
                                      ========                        ========                         ========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Non-Interest Bearing Deposits         $ 47,933       --%  $     --    $ 40,646        --%   $    --    $ 31,641        --%  $    --

Interest-Bearing Transaction
  Accounts                              26,020      .22         57      24,370       .18         43      23,515       .16        38
Savings                                 81,048     1.74      1,409      85,059       .79        670      84,715       .82       696
Time - $100,000 or more                 28,268     2.35        664      22,627      2.02        456      25,172      2.63       662
Other Time                              32,208     3.70      1,192      34,968      2.24        782      29,831      2.81       840
                                      --------             -------    --------              -------    --------             -------
Savings and Time Deposits              167,544     1.98%     3,322     167,024      1.17%     1,951     163,233      1.37%    2,236
                                      --------                        --------                         --------
         TOTAL Deposits                215,477                         207,670                          194,874
              Junior Subordinated
                Debentures               7,217     6.15%       444       7,217      4.41%       318       1,611      4.40%       71
Other Borrowed Money                       611     3.44         21         720      1.94         14          --        --        --
Notes payable                               --       --         --          --        --         --       1,310      7.00       104
Other Liabilities                        1,661                             795                              871
                                      --------                        --------                         --------
         TOTAL Liabilities             224,966     2.15%   $ 3,787     216,402      1.30%   $ 2,283     198,666      1.45%  $ 2,411
                                                           =======                          =======                         =======
STOCKHOLDERS' EQUITY                    16,271                          15,678                           14,605
                                      --------                        --------                         --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $241,237                        $232,080                         $213,271
                                      ========                        ========                         ========



Net Yield on Interest
  Earning Assets                                   4.70%                            4.72%                            4.62%
Benefit of Non-Interest
  Bearing Funds                                     .45%                             .25%                             .22%
Net Interest Margin                                5.15%                            4.97%                            4.84%

Nonaccrual loans are included in the
appropriate loan categories, above.

                           Interest Variance Analysis
                             (dollars in thousands)

                                                             2005 Compared to 2004                   2004 Compared to 2003
                                                          Increase (Decrease) Due to:             Increase (Decrease) Due to:
                                                      ---------------------------------         ---------------------------------

                                                      Volume          Rate          Net         Volume         Rate           Net
                                                      ------          ----          ---         ------         ----           ---
         INTEREST INCOME

              Loans                                   $ 1,437       $ 1,114       $ 2,551       $ 1,700       $  (585)      $ 1,115

      Investment Securities                              (266)          (16)         (282)         (227)          (99)         (326)

       Federal Funds Sold                                 (16)          138           122           (17)           14            (3)

Other Interest Bearing Assets (1)                         (25)           --           (25)          (21)           (3)          (24)
                                                      -------       -------       -------       -------       -------       -------

      TOTAL Interest Income                           $ 1,130       $ 1,236       $ 2,366       $ 1,435       $  (673)      $   762
                                                      =======       =======       =======       =======       =======       =======


        INTEREST EXPENSE

  Interest-Bearing Transaction
            Accounts                                  $     3       $    11       $    14       $     1       $     4       $     5

             Savings                                      (32)          771           739             3           (29)          (26)

     Time - $100,000 or more                              114            94           208           (67)         (139)         (206)

           Other Time                                     (62)          472           410           144          (202)          (58)

      Other Borrowed Money                                 (2)            9             7            14            --            14

     Subordinate Debentures                                --           126           126           246             2           248

          Notes Payable                                    --            --            --          (104)           --          (104)
                                                      -------       -------       -------       -------       -------       -------

     TOTAL Interest Expense                           $    21       $ 1,483       $ 1,504       $   237       $  (364)      $  (127)
                                                      =======       =======       =======       =======       =======       =======

       NET INTEREST INCOME                            $ 1,108       $  (247)      $   862       $ 1,198       $  (309)      $   889
                                                      =======       =======       =======       =======       =======       =======

Note: Loan fees, which were included in interest income, were $981 in 2005, $1,024 in 2004, and $814 in 2003. A change in Rate/Volume has been allocated to the change in rate.

(1) Certificates of Deposit with other financial institutions.


Maturity Distribution of Investment Securities (dollars in thousands)
----------------------------------------------

                                                                       U.S Treasuries   U.S Agencies   Other Securities      TOTAL
                                                                       --------------   ------------   ----------------      -----
Maturing Within One Year                                                  $    --          $ 2,438          $    --          $ 2,438
Maturing After One But Within Five Years                                       --           23,544               --           23,544
Maturing After Five But Within Ten Years                                       --               --               --               --
Maturing After Ten Years                                                       --              135               30              165
                                                                          -------          -------          -------          -------
TOTAL                                                                     $    --          $26,117          $    30          $26,147
                                                                          =======          =======          =======          =======

Weighted Average Interest Rates of Investment Securities at December 31, 2005
-----------------------------------------------------------------------------

                                                                                  U.S  Government          Other
                                                                 U.S Treasuries          Agencies     Securities               TOTAL
                                                                 --------------          --------     ----------               -----
Maturing Within One Year                                                    --%             2.22%             --%             2.22%
Maturing After One But Within Five Years                                    --%             3.07%             --%             3.07%
Maturing After Five But Within Ten Years                                    --%               --%             --%               --%
Maturing After Ten Years                                                    --%             5.15%           7.25%             6.20%
 TOTAL                                                                      --%             3.48%           7.25%             3.83%

Amortized cost and the fair value of Investment Securities at 2005 , 2004 and 2003 (dollars in thousands)
-------------------------------

                                                                     2005                     2004                      2003
                                                            --------------------      --------------------      --------------------
                                                            Amortized    Fair         Amortized    Fair         Amortized    Fair
                                                            Cost         Value        Cost         Value        Cost         Value
                                                            ----         -----        ----         -----        ----         -----
U.S. Treasuries, Government Agencies
and Mortgage Backed Securities                              $26,979      $26,117      $28,988      $28,606      $37,258      $37,369
Other Securities                                                 30           30           36           36          548          549
                                                            -------      -------      -------      -------      -------      -------
TOTAL                                                       $27,009      $26,147      $29,024      $28,642      $37,806      $37,918
                                                            =======      =======      =======      =======      =======      =======

Loan Distribution

Five-Year Loan Distribution at December 31, 2005 (dollars in thousands)

                                                 2005               2004              2003               2002              2001
                                                 ----               ----              ----               ----              ----
Commercial Loans                             $ 82,845           $ 72,414          $ 55,184           $ 30,964          $ 23,126
Real Estate Loans                             102,404             94,204            87,228             78,856            71,962
Consumer Loans                                  5,746              7,198             8,806             11,751            11,718
                                    ------------------------------------------------------- ------------------------------------
TOTAL                                        $190,995           $173,816          $151,218           $121,571          $106,806
                                    ======================================================= ====================================

Five-Year Loan Distribution at December 31 (expressed as percentages)

                                                 2005               2004              2003               2002              2001
                                                 ----               ----              ----               ----              ----
Commercial Loans                               43.37%             38.87%            36.49%             25.47%            21.65%
Real Estate Loans                              53.62%             56.90%            57.69%             64.86%            67.38%
Consumer Loans                                  3.01%              4.23%             5.82%              9.67%            10.97%
                                    ------------------------------------------------------- ------------------------------------
TOTAL                                         100.00%            100.00%           100.00%            100.00%           100.00%
                                    ======================================================= ====================================

Maturity and Repricing of Loans at December 31, 2005 (dollars in thousands)
---------------------------------------------------------------------------

                                                  Commercial             Real Estate            Consumer
                                                  Loans                  Loans                  Loans                   TOTAL
                                                  -----                  -----                  -----                   -----
Within One Year                                         $44,970                $23,325                 $1,043           $69,338
After One Year But Within Five Years                     37,131                 22,516                  3,068           $62,715
After Five Years                                            744                 56,563                  1,635           $58,942
                                                  -------------          -------------          -------------      ------------
TOTAL                                                   $82,845               $102,404                 $5,746          $190,995
                                                  =============          =============          =============      ============

Loans Classified by Sensitivity to Changes in Interest Rates
(dollars in thousands)
----------------------

                                                                                         Adjustable
                                                           Fixed Rate                 Interest Rate
                                                                Loans                          Loans                   TOTAL
                                                                -----                          -----                   -----
Within One Year                                               $18,221                        $51,742                 $69,963
After One Year But Within Five Years                           62,719                             --                 $62,719
After Five Years                                               58,313                             --                 $58,313
                                                    ------------------            -------------------           -------------
TOTAL                                                        $139,253                        $51,742                $190,995
                                                    ==================            ===================           =============

The total amount of Real Estate Construction and Mortgage loans due after one year included above are $2,600 and $2,441 respectively.

Asset Quality

           One of the Corporation's main objectives has been and continues to be the achievement of a high level of asset quality. We maintain a large portion of loans secured by residential one-to four- family properties and commercial properties. As of December 31, 2005, those loans totaled $89 million or 46.35 percent of total outstanding loans. We set sound credit standards for new loan originations, and follow careful loan administration procedures. We strengthened our focus on credit risk by having independent reviews of all major credits with detailed reports to management.

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

Interest on Non-accrual Loans. (dollars in thousands)
-----------------------------------------------------

                                                                                   2005            2004
                                                                                   ----            ----
      Interest Income that Would Have Been Recorded Under Original Terms        $     27         $    52
                                                                               ---------         -------
      Interest Income Recorded during the Period                                $     --         $    --
                                                                               ---------         -------

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

Impaired Loans

      At December 31, 2005, the Corporation had $576 thousand of impaired loans for which the borrowers were experiencing financial difficulties. Those loans are subject to constant management attention and their classification is reviewed monthly. Impaired loans are individually assessed to determine whether the carrying value exceeds the fair value of the collateral.

Foreclosed Real Estate

      Foreclosed real estate consists of property we have acquired through foreclosed or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. At December 31, 2005 and 2004 we had no foreclosed real estate.

Potential Nonperforming Loans

         Those performing loans considered potential nonperforming loans, loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms over the next six months, amounted to approximately $7,149 thousand at December 31, 2005, compared to $3,716 thousand at December 31, 2004, and $3,502 thousand at December 31, 2003. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

Allowance for Loan Losses

         The Corporation's allowance for loan loss methodology is a loan classification-based system, based on the required allowance on a percentage of the loan balance for each type of loan and classification level. Allowance percentages are 3.0% and 5.0% for watch loans, 10.0% for special mention, 15.0% and 20.0% for substandard and 50.0% for doubtful loans. Allowance percentages are based on each individual lending program, its loss history and underwriting characteristics such as: loan to value, credit score, debt coverage, collateral, and capacity to service debt. This analysis is used to validate the loan loss allowance matrix as well as to assist in establishing overall lending direction.

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

                            Allowance for Loan Losses
                             (dollars in thousands)

Year ended December 31,                             2005          2004         2003         2002        2001
                                                    ----          ----         ----         ----        ----

Balance at Beginning of Period                   $   1,612     $   1,488    $   1,049    $     959    $     732

Loans Charged Off:
      Commercial Loans                                  --           108           71          109           65
      Real Estate Loans                                 --            10           11           26           70
      Consumer Loans                                    91           295          341          178          111
                                                 ---------     ---------    ---------    ---------    ---------
      TOTAL Loans Charged Off                           91           413          423          313          246
                                                 ---------     ---------    ---------    ---------    ---------

Recoveries of Loans:
      Commercial Loans                                  45            13           22           42           39
      Real Estate Loans                                 --             1           22           11           22
      Consumer Loans                                    83           163           63           10           12
                                                               ---------    ---------    ---------    ---------
      TOTAL Loans Recovered                            128           177          107           63           73
                                                 ---------     ---------    ---------    ---------    ---------
Net Loans Charged Off (Recovered)                      (37)          236          316          250          173
                                                 ---------     ---------    ---------    ---------    ---------

Provisions Charged to Operations                       410           360          755          340          400
                                                 ---------     ---------    ---------    ---------    ---------

Balance at End of Period                         $   2,059     $   1,612    $   1,488    $   1,049    $     959
                                                 =========     =========    =========    =========    =========

Daily Average Amount of Loans                    $ 184,374     $ 163,656    $ 140,376    $ 110,293    $ 105,067
                                                 =========     =========    =========    =========    =========

Allowance for Possible Loan Losses to
Loans Outstanding                                     1.08%         .93%         .98%         .86%          .90%
                                                 =========     =========    =========    =========    =========

Net Charge Offs (Recoveries) to Average
Loans Outstanding                                     (.02%)        .14%         .22%         .22%          .16%
                                                 =========     =========    =========    =========    =========

      A breakdown of the Allowance is provided in the table below; however, management does not believe that the Allowance can be segregated y category with precision. The breakdown of the Allowance is based primarily on hose factors discussed previously in evaluating the Allowance as a whole. Since all of those factors are subject to change, the breakdown is not necessarily indicative of the category of actual or realized credit losses. The following table presents the allocation of the Allowance among the various loan categories at December 31:

                     Allocation of Allowance for Loan Losses
                             (dollars in thousands)

As of December 31,           2005     %        2004     %        2003     %       2002    %       2001    %
                             ----     -        ----     -        ----     -       ----    -       ----    -

Commercial Loans             $573   45.1%              44.7%     $825    36.9%    $555   25.4%    $557   21.7%
                                               $406
Real Estate Loans             702   52.8        746    54.1       151    57.3      138   64.9      110   67.4
Consumer Loans                 65    2.2         83     3.7        35     5.2       76    8.9       80    9.9
Credit Cards                   38     .4         41      .5        47      .6       46     .8       55    1.0
Unallocated                   681     --        336      --       430      --      234     --      157     --
                          -------   ----    -------    ----   -------    ----   ------   ----    -----   ----
TOTAL Allowance for
Loan Losses               $ 2,059    100%   $ 1,612     100%  $ 1,488     100%  $1,049    100%   $ 959    100%
                          =======   ====    =======    ====   =======    ====   ======   ====    =====   ====

Maturities of Time Certificates of Deposit of $100,000 or More Outstanding at December 31, 2005 and 2004 (dollars in thousands)

                                            2005                   2004
                                            ----                   ----
              Three months or less        $7,145                 $5,804
              Three to six months          2,111                  2,746
              Six to twelve months        13,315                  8,187
              Over twelve months          10,239                  8,662
                                         --------            -----------
              TOTAL                      $32,810                $25,399
                                         ========            ===========

Long And Short Term Borrowings

Junior Subordinated Debt Security

      On October 9, 2003, Harbor Bankshares Corporation issued a Floating Rate Junior Subordinated Debt Securities due 2033 in the amount of $7.2 million. The Debt Security was issued by the Corporation pursuant to an Indenture, dated as of October 9, 2003, between the Corporation and Wilmington Trust Company. The Capital Securities were issued by Harbor Bankshares Corporation Capital Trust pursuant to a Purchase Agreement dated September 18, 2003, among the Corporation, the Trust and Citigroup Global Markets Inc. Upon receipt of the funds, the corporation paid off its long-term debt to the National Community Investment Fund ("NCIF") in the amount of $1.8 million and placed the remaining funds in its subsidiary, The Harbor Bank of Maryland, increasing the Bank's Tier One capital. This capital infusion increased the Bank's lending limit and allowed for future growth.

Borrowings for the Years Ended December 31, 2005 and 2004
(dollars in thousands)

                                                               2005      2004
                                                               ----      ----
         Amount outstanding at period-end:
         Subordinated Debt Securities                         7,217     7,217


         Average outstanding:
         Subordinated Debt Securities                         7,217     7,217


         Weighted average interest rate during the period:
         Subordinated Debt Securities                         6.15%     4.41%


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

         Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on credit evaluation by management. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment as well as income producing properties. We believe that we have adequate resources to fund all loan commitments.

         The Bank has entered into leases for some of its branches, most of which contain renewal options.

         For additional information regarding off-balance sheet arrangements, please see Notes 7 and 17 to the Consolidated Financial Statements and the discussion of the Debt Security in "Long and Short Term Borrowings," above.

Critical Accounting Policies

           The Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

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

        The Corporation believes it has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation's assessments may be affected in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation's allowance for loan losses and related matters, see "Provision for Loan Losses and Asset Quality" above and Note 2 to the Consolidated Financial Statements.

Item 2.  Description of Property

         The Corporation's Headquarters is located at 25 West Fayette Street, Baltimore, Maryland 21201. This location is approximately 60,000 square feet and was bought by the Corporation during September 2003 for $2.9 million. The renovation of the building is completed.

         The Bank also maintains another six (6) branch offices, five (5) are leased; three (3) located in Baltimore City, 1000 Lancaster Street Baltimore, Maryland 21202, 5000 Park Heights Avenue Baltimore, Maryland 21215 and 800 West Baltimore Street, Baltimore, Maryland 21201, one (1) located in Prince George's County, Maryland at 6820 Riverdale Road Riverdale, Maryland 20737 and one (1) located in Baltimore County, Maryland at 3825 Liberty Plaza Randallstown, Maryland 21133. The Bank owns another branch facility in Baltimore City located at 3240 Belair Road Baltimore, Maryland 21213.

Item 3.  Legal Proceedings

     In the normal course of business, the Corporation is at all times subject to various pending and threatened legal actions. The relief or damages sought in some of these actions may be substantial. After reviewing pending and threatened actions with counsel, management considers that the outcome of such actions will not have a material adverse effect on the Corporation's financial position; however, the Corporation is not able to predict whether the outcome of such actions may or may not have a material adverse effect on results of operations in a particular future period as the timing and amount of any resolution of such actions and relationship to the future results of operations are not known.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Harbor Bankshares Corporation is traded privately and is not listed on any exchange. During 2005 and 2004, there was little trading activity in the stock. The bid and ask price during 2005 and 2004 was $25.00 per share. On December 31, 2005 the Corporation had 626 common stockholders of record.

         A cash dividend of $.40 per share was paid during the first quarter of 2005.

         The following table presents disclosure regarding equity compensation plans in existence at December 31, 2005, consisting only of the stock option plan arrangements described further under the caption "Stock Options" in Note 14 to the consolidated financial statements.


                                            Equity Compensation Plan Information
------------------------------- ---------------------------- ---------------------------- ----------------------------
Plan Category                   Number of securities to be   Weighted average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights          rights                       equity compensation plans
                                        (a)                           (b)                 excluding securities
                                                                                          reflected in column (a)
                                                                                                  (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans                   --                           --                           --
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not             132,741                      $18.80                       94,145
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
            Total                         132,741                      $18.80                       94,145
------------------------------- ---------------------------- ---------------------------- ----------------------------


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1. Business, and Item 7, Financial Statements, of this Report.

OVERVIEW - 2005 COMPARED TO 2004

All references to Harbor Bankshares Corporation (the "Corporation") should be interpreted to include The Harbor Bank of Maryland (the "Bank") whenever appropriate, except when specifically noted otherwise.

The Corporation earnings increased for the year 2005 when compared to the prior year. Earnings for the year were $1.9 million in comparison to $1.5 million earned during 2004, an increase of $421 thousand or 28.8 %. The 2005 earnings did not include any securities gains or Federal agency awards. The earnings for 2004 reflected only $17 thousand of securities gains and no awards.

The Harbor Bank of Maryland, the Corporation's subsidiary, achieved earnings of $2.5 million in comparison to $1.9 million for the prior year, an increase of $564 thousand or 29.0%.

Returns on average assets (ROAA) and average equity (ROAE) for the Corporation in 2005 were .78% and 11.57%, respectively, compared to the .63% and 9.33% achieved during the prior year. The return on average assets for the Bank in 2005 was 1.04%, compared to .84% for the prior year.

NET-INTEREST INCOME

Net interest income is the difference between interest income and related fees on earning assets and the interest expense incurred on deposits and other borrowings. Net interest income continues to be the Corporation's main source of earnings. Net interest income for 2005 increased by $862 thousand or 8.3 %. The increase reflects the growth of the loan portfolio during 2005, mainly in the commercial and commercial real estate categories.

Total interest income increased by $2.4 million or 18.7% to $15.0 million for 2005 in comparison to the $12.7 million earned during 2004. As stated above, the growth of the loan portfolio combined with higher rates were the main reasons for the increase.

Total interest expense increased by $1.5 million or 6.6 % to $3.8 million in 2005 from $2.3 million in 2004. Higher interest rates combined with interest bearing deposit increases resulted in the increase.

Net interest margin for 2005 was 5.15% compared to 4.97% for 2004.

PROVISION FOR LOAN LOSSES AND ASSET QUALITY

For the year 2005, the Corporation recorded a $410 thousand provision for loan losses, compared to $360 for the year 2004. Gross charge-offs totaled $91 thousand for the year ended December 31, 2005, compared to the prior year total of $413 thousand. These charge-offs in 2004 primarily relate to credit card, consumer and commercial loans.

The allowance for loan losses as of December 31, 2005, was 1.08% of total loans and .93% at the end of the comparable 2004 period.

Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and its underlying collateral, the mix of loans within the portfolio, delinquency trends, economic conditions, current and prospective trends in real estate values, and other relevant factors.

The table below shows the non-performing assets for a five-year period:
Non-Performing Assets (in thousands except percentages)

                                         2005    2004     2003     2002   2001
                                         ----    ----     ----     ----   ----
Non-accrual Loans                        $558    $799    $ 220     $409   $620
Accruing Loans past due 90 days
  or more                                  18       9      506      746    135
Foreclosed Real Estate                      -       -        -       70     14
Total Non-performing Assets and          ----    ----     ----   ------   ----
  past due Loans                         $576    $808     $726   $1,225   $769
                                         ====    ====     ====   ======   ====
Total Non-performing Assets and
  past due Loans to year-end Assets .22% .34% .33% .58% .41% Total Non-performing Loans to
  year-end Loans                         .30%    .46%     .48%    1.01%   .72%

The Corporation's allowance for loan loss methodology is a loan classification-based system, based on the required allowance on a percentage of the loan balance for each type of loan and classification level. Allowance percentages are 3.0% and 5.0% for watch loans, 10.0% for special mention, 15.0% and 20.0% for substandard and 50.0% for doubtful loans. Allowance percentages are based on each individual lending program, its loss history and underwriting characteristics such as: loan to value, credit score, debt coverage, collateral, and capacity to service debt. This analysis is used to validate the loan loss allowance matrix as well as to assist in establishing overall lending direction.

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

NON-INTEREST INCOME

Non-interest income increased by $257 thousand or 17.0% to $1.8 million in 2005. Included in the 2004 non-interest income were $6 thousand in gain on sale of loans, $17 thousand in securities gains and no Community Development Financial Institution Fund ("CDFI") awards. In 2005, there were no gains on the sale of securities or loans, and no CDFI awards. Service charges on deposit accounts increased by $98 thousand or 12.2% and other non-interest income by $152 thousand or 31.9%. Included in other non-interest income are fees in the amount of $82 thousand for reimbursement for services and expenses incurred by the Bank in the formation of one of the Holding Company unconsolidated subsidiaries in 2002.

Non-Interest Income Summary (in thousands)

                                         2005     2004     2003     2002    2001
                                         ----     ----     ----     ----    ----

Service charges on deposit accounts      $900     $802     $855     $910    $965
ATM fees                                  224      195      216      274     166
Awards & Grants                            --       --      664      214     229
Gain on sale of real estate                --       --       --       --      --
Gain on sale of loans                      --        6       51       54      45
Gain on sale of securities                 --       17      225      226     197
Servicing fees                             18       17       16       26      27
Other non-interest income                 629      477      479      517     700
                                       ------   ------   ------   ------  ------
Total non-interest income              $1,771   $1,514   $2,506   $2,221  $2,329
                                       ======   ======   ======   ======  ======

NON-INTEREST EXPENSES

Non-interest expenses of $9.6 million in 2005 increased by $343 thousand or 3.7 % when compared to the prior year. Salaries and benefits of $4.4 million in 2005 reflected a decrease of $85 thousand or 1.9% when compared to the prior year salaries and benefits cost. Advertising expenses increased by $69 thousand or 23.0%. Occupancy expense increased by $414 thousand or 61.0% due to the renovation of the Corporation's Headquarters building and the opening of a new branch facility. Equipment expense decreased by $32 thousand or 9.0% due to lower depreciation. Professional fees, which include legal expenses, decreased by $98 thousand or 19.0%. In 2005, the Bank settled its claims against third parties in connection with a 2004 ATM cash shortage upon payment to the Bank of $575,000. The Bank recorded losses of $225,000 in 2005 and $275,000 in 2004 relating to this cash shortage. The amortization expense in 2002 through 2005 includes amortization of core deposit intangibles recorded in the purchase of a branch facility during 2002. Amortization in 2001 and 2002 reflects amortization of goodwill. Other non-interest expenses increased by $46 thousand or 3.0 %.

Non-Interest Expenses Summary (In thousands)


                                           2005     2004      2003      2002      2001
                                           ----     ----      ----      ----      ----
Salaries and Employee Benefits           $4,425   $4,510    $4,368   $ 4,230   $ 3,989
Occupancy Expense, net                    1,093      679       720       785       778
Advertising                                 369      300       344       287       115
Equipment Expenses                          324      356       386       478       654
Data Processing Fees                      1,110    1,031       973       976       918
Professional Fees                           420      518       303       399       327
Amortization of Intangible Assets            81       81        81        47       331
Amortization
ATM Loss                                    225      275        --        --        --
Other Non-Interest Expense                1,590    1,544     1,435     1,373     1,414
                                         ------   ------   -------   -------   -------
Total Non-Interest Expense               $9,637   $9,294   $ 8,610   $ 8,575   $ 8,526
                                         ======   ======   =======   =======   =======


APPLICABLE INCOME TAXES

Applicable income taxes include current and deferred portions, which are detailed in Note 10 of the audited consolidated financial statements. Taxes for 2005 were $1,067 thousand compared to $762 thousand for 2004. The effective tax rate for the year 2005 was 36.2% compared to 34.3% for the year 2004.

CREDIT RISK ANALYSIS

The Corporation, through its subsidiary, The Harbor Bank of Maryland, has in place credit policies and procedures designed to control and monitor credit risk. Credit analysis and loan review functions have provided a check and balance system for assessing initial and on-going risk associated with the lending process.

Credit risk is mitigated through portfolio diversification, limiting exposure to any single industry or customer, requiring collateral and employing standard lending policies and underwriting criteria across the Corporation. Independent third party credit reviews are performed quarterly. During 2005, 70.0% of the loan portfolio was analyzed. During these reviews, any weaknesses are brought to management's attention for corrective action. Note 2 to the consolidated financial statements describes the Corporation's accounting policies related to nonperforming loans and charge-offs and describes the methodologies used to develop the allowance, including both the allocated and unallocated components. The Corporation's policies are consistent with regulatory standards.

ASSET AND LIABILITY MANAGEMENT

INTRODUCTION

The Investment Committee of the Corporation reviews policies regarding the sources and uses of funds, maturity distribution, and associated interest rate sensitivities. This effort is aimed at minimizing risks associated with fluctuating interest rates, as well as maintaining sufficient liquidity.

LIQUIDITY

Liquidity describes the ability of the Corporation to meet financial obligations, including lending commitments and contingencies that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Corporation, as well as to meet current and planned expenditures. The Corporation, through the Bank, is required to maintain adequate sources of cash in order to meet its financial commitments in an organized manner without incurring substantial losses. These commitments relate principally to changes in the Bank's deposit base through withdrawals and changes in funds required to meet normal and seasonal loan demands. The Bank, and thereby the Corporation, derives liquidity through the maturity distribution of the investment portfolio, loan repayments and income from earning assets. The Bank maintains a portion of its investment portfolio as a liquidity reserve, which can be converted to cash on an immediate basis.

The Bank has also established secured lines of credit with the Federal Home Loan Bank as an additional source of liquidity. Collateral must be pledged to the FHLB before advances can be obtained. At December 31, 2005, the Corporation had sufficient collateral in order to borrow up to an aggregate of $25.7 million from the FHLB under the established lines of credit, if necessary. Liquidity is also provided through the Corporation's portfolio of liquid assets, consisting of cash and due from banks, interest-bearing deposits in other banks and investment securities available for sale. Such assets totaled $49.1 million or 19.1% of total assets at December 31, 2005.

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

For the year ended December 31, 2005, net cash provided by operating activities totaled $4.6 million. Net cash used by investing activities totaled $16.5 million resulting primarily from a net increase in loans of $16.7 million and net purchases of premises and equipment of $3.1 million, offset in part by the proceeds of maturities and principal payments of investment securities of $2.0 million and a decrease in deposits at other banks of $1.3 million. Net cash provided by financing activities totaled $18.7 million, mainly resulting from the net increase in total deposits of $19.6 million.

INTEREST RATE SENSITIVITY

The Corporation's net income is largely dependent on its net interest income. The Corporation seeks to maximize its net interest margin within an acceptable level of interest rate risk. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and stockholders' equity.

The Corporation attempts to manage interest rate risk while enhancing net interest margin by adjusting its asset/liability position. At times, depending on the level of general interest rates, the relationship between long-term and short-term interest rates, market conditions and competitive factors, the Corporation may determine to increase its interest rate risk position somewhat in order to increase its net interest margin. The Corporation monitors interest rate risk and adjust the composition of its interest-related assets and liabilities in order to limit its exposure to changes in interest rates on net interest income over time. The Corporation's Investment Committee reviews its interest rate risk position and profitability, and recommends adjustments. The Investment Committee also reviews the securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions. Notwithstanding The Corporation's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

The Bank also analyzes interest rate risk based upon quantitative measures of the percentage changes in fair value of equity capital resulting from a hypothetical immediate change (or shock) of plus or minus 100 and 200 basis points in interest rate levels. This analysis is based upon models, which are based upon a number of significant assumptions regarding reactions of interest rates. These models also provide an analysis of interest rate shock effects on net interest income. The maximum decrease of net interest income, based upon the Bank's December 31, 2005 asset/liability position, was 1.3% from a 200 basis point rate shock.

One measure of interest rate sensitivity is the difference between interest sensitive assets and interest sensitive liabilities called the "interest sensitivity gap." The following table shows an analysis of the Corporation's cumulative interest sensitivity gap position.


         Cumulative Interest Sensitivity Gap

                                                           1 YEAR

         Interest sensitive assets                        $    28.5
         Interest sensitive liabilities                        12.4
                                                          ---------
         Interest sensitivity gap                         $    16.1
                                                          =========
         Gap to total assets                                   6.3%
                                                          =========


LONG AND SHORT TERM BORROWINGS

On October 9, 2003, Harbor Bankshares Corporation issued a Floating Rate Junior Subordinated Debt Security due 2033 in the amount of $7.2 million. The Debt Security was issued by the Corporation pursuant to an Indenture, dated as of October 9, 2003, between the Corporation and Wilmington Trust Company. The Capital Securities were issued by Harbor Bankshares Corporation Capital Trust pursuant to a Purchase Agreement dated September 18, 2003, among the Corporation, the Trust and Citigroup Global Markets Inc. Upon the receipt of the funds, the Corporation paid off its long-term debt to National Community Investment Fund in the amount of $1.9 million and placed the remaining funds in the amount of $4.9 million in its subsidiary, The Harbor Bank of Maryland, increasing the Bank's Tier One capital. There were no other borrowings as of December 31, 2005.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations: The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date.


       (In thousands)             One Year or Less      One to Three Years     Three to Five Years    Over Five Years
                                  ----------------      ------------------     -------------------    ---------------
Deposits without a stated
  maturity                               $163,495                 $    --                  $   --             $   --
Certificates of deposit                    43,038                  19,814                   3,498                 --
Operating leases                              203                     311                     227                506
Junior
Subordinated Debentures                        --                      --                      --              7,217
                                         --------                 -------                  ------             ------
Total                                    $206,736                 $20,125                  $3,725             $7,723
                                         ========                 =======                  ======             ======

Off-Balance Sheet Arrangements: Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and has not incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of the Bank.

Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on credit evaluation by management. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment as well as income producing properties. We believe that we have adequate resources to fund all loan commitments.

The Bank has entered into leases for its branch and office space, most of which contain renewal options. For additional information regarding off-balance sheet arrangements, please see Notes 7, 11 and 17 to the Consolidated Financial Statements.

CAPITAL RESOURCES

Stockholders' equity increased by $714 thousand or 4.4% to $16.9 million. This increase was mainly due to net income of $1.9 million, and proceeds from the sale of common stock of $172 thousand, offset by the unrealized loss of securities held for sale, which was $522 thousand at December 31, 2005, compared to a loss of $238 thousand for 2004 and retirement of common stock of $775 thousand. As of year-end, based on borrowing arrangements with the Federal Home Loan Bank with unused credit availability of $25.6 million, the Corporation had sufficient liquidity to withstand any unusual demand of funds without liquidating its investment securities. Stockholders' equity was 6.6% of total assets as of the year-end. The Tier 1 capital ratio as of December 31, 2005, was 7.3%, and the risk-based capital ratio was 11.67%. The minimum requirements established by regulators are 4.0% for Tier 1 capital and 8.0% for total risk-based capital. The book value of each share of common stock was $24.73 as of December 31, 2005.

The Tier I capital ratio for the Corporation's subsidiary, The Harbor Bank of Maryland as of December 31, 2005, was 8.8% and the risk-based total capital ratio was 11.6%, both above the established regulatory requirements.

CHANGES IN FINANCIAL POSITION

The Corporation, through its subsidiary, The Harbor Bank of Maryland, continued its growth during 2005. Total assets increased by $21.1 million or 9.0 %.

Deposits increased from $210.2 million in 2004 to $229.8 million in 2005, an increase of $19.6 million or 9.3%. Net loans reached to $188.9 million in 2005 from $172.2 million in 2004, an increase of $16.7 million or 8.8%.

The Corporation plans to continue its expansion through marketing efforts by its Management and Board of Directors.

OTHER INFORMATION

The Harbor Bank Community Development Corporation ("CDC") and The Harbor Bank of Baltimore LLC ("LLC") were established in 2003. The CDC is a non-profit company established with the purpose of bringing financial assistance to underserved areas in the City of Baltimore. The Corporation has no investments in this company. The Harbor Bank of Maryland, one of the Corporation's subsidiaries has a $1.8 million loan to the CDC. As of December 31, 2005, the CDC had earnings of $3.0 thousand and a $28 thousand accumulated deficit since inception. These numbers exclude any tax benefit that may be available.

The Harbor Bank of Baltimore LLC was established with the purpose of taking advantage of the New Markets Tax Credit program offered by the U.S. Treasury Department for the development of certain targeted markets in the country. In the case of the LLC, the targeted market is the City of Baltimore. The LLC received a $50 million New Market Tax Credit award in September 2004, and has written commitments from various investors in the amount of $64 million. The Corporation has no investment in this company. The financial data from these companies is not included in the Corporation's financial statements, in accordance with FIN 46 (R) "Consolidation of Variable Interest Entities."

For a complete discussion of recent accounting pronouncements and their effect on the Corporation's financial statements, please refer to Note 3 of the Corporation's audited consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS


                          HARBOR BANKSHARES CORPORATION
                                AND SUBSIDIARIES

                               REPORT ON AUDITS OF
                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004

















   No extracts from this report may be published without our written consent.

                                Stegman & Company

                                TABLE OF CONTENTS






REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



CONSOLIDATED FINANCIAL STATEMENTS                                    Page
                                                                     ----


           Balance Sheets                                           30 - 31


           Statements of Income                                        32


           Statements of Changes in Stockholders' Equity               33


           Statements of Cash Flows                                 34 - 35



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          36 - 55

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Audit Committee of the
  Board of Directors and Stockholders
  of Harbor Bankshares Corporation


           We have audited the accompanying consolidated balance sheets of Harbor Bankshares Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the management of Harbor Bankshares Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbor Bankshares Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


Stegman & Company

Baltimore, Maryland
February 18, 2006

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                                     ASSETS

                                                                                   2005                    2004
                                                                               --------------          --------------
Cash and due from banks                                                        $    7,259,358          $    6,867,063

Federal funds sold                                                                 15,624,890               9,845,813

Interest bearing deposits in other banks                                               74,996               1,352,791

Investment securities:
   Available for sale - at fair value                                              26,116,631              26,600,079

   Held to maturity - at amortized cost (fair value of
     $30,402 in 2005 and $2,042,147 in 2004)                                           30,402               2,036,622
                                                                               --------------          --------------

           Total investment securities                                             26,147,033              28,636,701
                                                                               --------------          --------------

Loans                                                                             190,994,929             173,816,465

Allowance for loan losses                                                          (2,058,561)             (1,611,880)
                                                                               --------------          --------------

           Net loans                                                              188,936,368             172,204,585
                                                                               --------------          --------------

Premises and equipment, net                                                         7,526,340               5,137,720

Federal Home Loan Bank of Atlanta stock - at cost                                     470,000                 438,200

Goodwill                                                                            2,506,226               2,506,226

Other intangible assets                                                               462,667                 547,040

Bank-owned life insurance                                                           4,178,774               4,023,808

Other assets                                                                        3,449,790               3,903,752
                                                                               --------------          --------------

           TOTAL ASSETS                                                          $256,636,442            $235,463,699
                                                                               ==============          ==============



See accompanying notes.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   2005                   2004
                                                                                -------------          -------------
LIABILITIES:
   Deposits:
     Noninterest bearing demand                                                 $  50,433,169          $  49,342,950
     Interest bearing transaction accounts                                         25,562,641             22,981,734
     Savings                                                                       87,498,709             78,610,482
     Time, $100,000 or more                                                        32,810,327             25,339,116
     Other time                                                                    33,539,740             33,949,621
                                                                                -------------          -------------
           Total deposits                                                         229,844,586            210,223,903
   Accrued interest payable                                                           683,762                356,184
   Junior subordinated debentures                                                   7,217,000              7,217,000
   Other liabilities                                                                1,937,184              1,426,651
                                                                                -------------          -------------


           Total liabilities                                                      239,682,532            219,223,738
                                                                                -------------          -------------




STOCKHOLDERS' EQUITY:
   Common stock (par value $0.01):
     Authorized 10,000,000 shares; issued 685,579 and
       704,934, including 33,795 common nonvoting
       at December 31, 2005 and 2004, respectively                                      6,856                  7,049
     Additional paid-in capital                                                     6,615,906              7,218,340
     Retained earnings                                                             10,853,086              9,252,307
     Accumulated other comprehensive loss                                            (521,938)              (237,735)
                                                                                -------------          -------------


           Total stockholders' equity                                              16,953,910             16,239,961
                                                                                -------------          -------------


           TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                             $256,636,442           $235,463,699
                                                                                =============          =============

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                                        2005                     2004
                                                                                 --------------          ---------------
INTEREST INCOME:
   Interest and fees on loans                                                       $13,909,841              $11,359,107
   Interest on investments - taxable                                                    850,262                1,135,744
   Interest on deposits in other banks                                                   18,200                   44,488
   Interest on federal funds sold                                                       216,379                   93,993
   Other interest income                                                                 19,164                   14,528
                                                                                 --------------           --------------

           Total interest income                                                     15,013,846               12,647,860
                                                                                 --------------          ---------------

INTEREST EXPENSE:
   Interest bearing transaction accounts                                                 57,097                   43,147
   Savings                                                                            1,408,670                  669,696
   Time, $100,000 or more                                                               664,051                  456,056
   Other time                                                                         1,192,439                  783,198
   Interest on junior subordinated debentures                                           443,779                  317,690
   Federal funds purchased                                                               20,738                   13,095
                                                                                 --------------          ---------------

           Total interest expense                                                     3,786,774                2,282,882
                                                                                 --------------          ---------------

NET INTEREST INCOME                                                                  11,227,072               10,364,978

PROVISION FOR LOAN LOSSES                                                               410,000                  360,000
                                                                                 --------------          ---------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                                   10,817,072               10,004,978
                                                                                 --------------          ---------------

NONINTEREST INCOME:
   Service charges on deposit accounts                                                  899,883                  802,192
   Other service charges                                                                455,230                  279,464
   Gain on sale of securities                                                            -                        16,733
   Gain on sales of loans                                                                -                         6,027
   Cash surrender value life insurance                                                  175,547                  197,900
   Loan servicing fees                                                                    9,747                   16,729
   Other income                                                                         230,696                  195,095
                                                                                 --------------          ---------------

           Total noninterest income                                                   1,771,103                1,514,140
                                                                                 --------------          ---------------

NONINTEREST EXPENSES:
   Salaries and employee benefits                                                     4,425,478                4,510,208
   Advertising                                                                          368,689                  300,130
   Occupancy expense of premises                                                      1,093,193                  679,386
   Equipment expense                                                                    323,747                  355,698
   Data processing fees                                                               1,110,060                1,031,317
   Professional fees                                                                    420,564                  518,180
   Amortization of intangible assets                                                     80,460                   80,460
   ATM loss                                                                             225,000                  275,000
   Other expenses                                                                     1,590,433                1,544,358
                                                                                 --------------          ---------------

           Total noninterest expense                                                  9,637,624                9,294,737
                                                                                 --------------          ---------------

INCOME BEFORE INCOME TAXES                                                            2,950,551                2,224,381

APPLICABLE INCOME TAXES                                                               1,067,377                  762,326
                                                                                 --------------          ---------------

NET INCOME                                                                           $1,883,174             $  1,462,055
                                                                                 ==============          ===============

BASIC EARNINGS PER SHARE                                                                $2.73                     $2.07
                                                                                        =====                     =====

DILUTED EARNINGS PER SHARE                                                              $2.55                     $1.93
                                                                                        =====                     =====

See accompanying notes.

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                                                             Accumulated
                                                                                               Other
                                                              Additional                    Comprehensive           Total
                                               Common          Paid-in       Retained          Income           Stockholders'
                                                Stock          Capital       Earnings          (Loss)              Equity
                                             -----------    -------------  ------------  ------------------    ---------------
Balance at January 1, 2004                      $7,041        $7,210,178      $8,036,714      $   20,835        $15,274,768

Comprehensive income:
   Net income                                        -                 -       1,462,055               -          1,462,055
   Reclassification adjustment,
     net of taxes of $6,462                          -                 -          -              (10,271)           (10,271)
   Unrealized losses on securities
     available-for-sale, net of taxes
     of $156,228                                     -                 -          -             (248,299)          (248,299)
                                                                                                                -----------

           Total comprehensive income                                                                             1,203,485

   Payment of cash dividends
     $0.35 per share                                 -                 -        (246,462)              -           (246,462)
   Stock options exercised                           8             8,162               -               -              8,170
                                                ------        ----------     -----------       ---------        -----------

Balance at December 31, 2004                     7,049         7,218,340       9,252,307        (237,735)        16,239,961

Comprehensive income:
   Net income                                        -                 -       1,883,174               -          1,883,174
   Unrealized losses on securities
     available-for-sale, net of taxes
     of $112,260                                     -                 -               -        (284,203)          (284,203)
                                                                                                               ------------

           Total comprehensive income                                                                             1,598,971

     Retirement of stock                          (310)         (774,690)              -              -            (775,000)
     Payment of cash dividends
       $.40 per share                                -                 -        (282,395)             -            (282,395)
     Stock options exercised                       117           172,256              -               -             172,373
                                                ------        ----------     -----------       ---------        -----------

Balance at December 31, 2005                    $6,856        $6,615,906     $10,853,086       $(521,938)       $16,953,910
                                                ======        ==========     ===========       =========        ===========



See accompanying notes.

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                                          2005                      2004
                                                                                      -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $  1,883,174              $  1,462,055
   Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation and amortization                                                        761,363                   492,332
     Provision for loan losses                                                            410,000                   360,000
     Deferred income taxes                                                               (323,885)                   40,388
     Increase in cash surrender value of life insurance                                  (154,966)                 (165,183)
     Gains on sales of loans                                                               -                         (6,027)
     Gain on sale securities                                                               -                        (16,733)
     Origination of loans held for sale                                                    -                     (2,802,440)
     Proceeds from sales of loans held for sale                                            -                      2,808,467
     Increase in accrued interest receivable and other assets                             718,666                  (285,590)
     Increase in accrued interest payable and other liabilities                           838,111                   629,267
                                                                                      -----------               -----------

           Net cash provided by operating activities                                    4,132,463                 2,516,536
                                                                                      -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in deposits at other banks                                              1,277,795                   547,209
   Purchases of investment securities available-for-sale                                   -                    (13,999,000)
   Proceeds from calls, maturities and principal payments of
     investment securities available-for-sale                                           2,008,765                15,694,410
   Proceeds from sales of securities available-for-sale                                    -                      7,032,625
   Net increase in loans                                                              (16,298,793)              (22,475,090)
   Purchases of premises and equipment - net                                           (3,069,523)               (1,829,589)
                                                                                      -----------               -----------

           Net cash used in investing activities                                      (16,081,756)              (15,029,435)
                                                                                      -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                            19,620,683                14,322,479
   Proceeds from sale of common stock                                                     172,373                     8,170
   Cash dividends paid                                                                   (282,395)                 (246,462)
   Retirement of stock                                                                   (775,000)                  -
                                                                                      -----------               -----------


           Net cash provided by financing activities                                   18,735,661                14,084,187
                                                                                      -----------               -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                   6,786,368                 1,571,288

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         16,172,876                15,141,588
                                                                                      -----------               -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $22,959,244               $16,712,876
                                                                                      ===========               ===========

HARBOR BANKSHARES CORPORATION

For the Years Ended December 31, 2005 and 2004





                                                                                           2005                     2004
                                                                                        ----------             ------------
Supplemental disclosure of cash flows information:

   Cash paid for income taxes                                                           $1,075,000             $    825,000
                                                                                        ==========             ============


   Cash paid for interest                                                               $3,459,196               $2,160,463
                                                                                        ==========               ==========


See accompanying notes.

                 HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004




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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

             The accounting and reporting policies of the Corporation and its subsidiary conform to U.S. generally accepted accounting principles. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2005. The following is a summary of the more significant accounting policies:

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

             Investment Securities

                  Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax effects, in accumulated other comprehensive income.

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

             Loans Held for Sale

                  The Corporation engages in sales of residential mortgage loans originated by the Bank. Loans held for sale are carried at the lower of aggregate cost or fair value. Gains and losses on sales of these loans are recorded as a component of non-interest income in the accompanying consolidated statements of income. The amount of loans held for sale as of December 31, 2005 and 2004 was not considered material.

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

             Other Real Estate Owned (OREO)

                  OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required are added to a valuation reserve. Gains and losses realized from the sale of OREO, as well as valuation adjustments, are included in noninterest income. Expenses of operation are included in noninterest expense. There was no OREO as of December 31, 2005 and 2004.

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

             Bank-Owned Life Insurance

                  The Bank is the beneficiary of insurance policies on the lives of certain officers of the Bank. The Bank has recognized the amount that could be realized under the insurance policies as an asset in the consolidated balance sheets. Appreciation in the value of the insurance policies is classified in non-interest income.

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

                                                                                          For the Year Ended
                                                                                    ---------------------------------
                                                                                       2005                   2004
                                                                                    ----------             ----------
             Net income, as reported                                                $1,883,174             $1,462,055
             Less:  total option expense determined under
               fair value method for all option awards, net
               of related tax effects                                                  (10,937)              (103,150)
                                                                                    ----------             ----------

             Pro forma net income                                                   $1,872,237             $1,358,905
                                                                                    ==========             ==========

             Pro forma net income per share:
               Basic - as reported                                                    $2.73                 $2.07
                                                                                      =====                 =====
               Basic - pro forma                                                      $2.72                 $1.93
                                                                                      =====                 =====
               Diluted - as reported                                                  $2.55                 $1.93
                                                                                      =====                 =====
               Diluted - pro forma                                                    $2.53                 $1.80
                                                                                      =====                 =====

                  The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The following weighted-average assumptions were used to determine the fair value of options granted on the Corporation's common stock:

                                                                                            For the Year Ended
                                                                                       -----------------------------------
                                                                                          2005                   2004
                                                                                       ----------             ----------
             Risk-free interest rate                                                      4.23%                   5.0%
             Expected volatility                                                            20%                    20%
             Expected life (in years)                                                       10                     10
             Expected dividend yield                                                      1.50%                  1.50%

                  The Corporation expects to adopt the provisions of SFAS No. 123(R), Share-Based Payment (Revised 2005), on January 1, 2006. Among other things, SFAS 123(R) eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.

             Advertising

                  Advertising costs are expensed as incurred. Advertising expense was $368,689 and $300,130 for the years ended December 31, 2005 and 2004, respectively.

             Awards and Grants

                  Income from awards and grants represents awards from the Community Development Financial Institution Fund and is recognized when a definitive commitment from the federal government agency is received. There were no awards or grants in 2005 or 2004.

             Business Segments

                  The Corporation has determined that its current business and operations consist of one business segment.

3. RECENT ACCOUNTING PRONOUNCEMENTS

             In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123(R), Share-Based Payment. This statement replaces SFAS No. 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The Company is evaluating the requirements of implementation and plans to adopt the provisions under the prospective method beginning January 1, 2006. The impact of this Statement on the Corporation in 2006 and beyond will depend upon various factors, among them being the Corporation's future compensation strategy. As of December 31, 2005, all stock options outstanding are fully vested.

             In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, ("SFAS No. 154") Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This new standard replaces Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

             On November 3, 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. The FSPs also includes guidance on the accounting subsequent to the recognition of an other-than-temporary impairment and requires additional disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FAS amends FASB Statements No. 115 Accounting for Certain Investments in Debt and Equity Securities. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. This revision will not have a material effect on the Corporation's financial statements.

4. RESTRICTIONS ON CASH AND DUE FROM BANKS

             The Bank is required by the Federal Reserve to maintain a reserve balance based principally on deposit liabilities. The balance maintained is included in cash and due from banks. The reserve balances kept at the Federal Reserve Bank as of December 31, 2005 were $25,000.

5. INVESTMENT SECURITIES

             The amortized cost and estimated fair values of investments securities are as follows:

                                                                           Gross            Gross
                                                     Amortized           Unrealized       Unrealized         Estimated
                                                       Cost                 Gains           Losses          Fair Value
                                                   ------------         ----------        ---------         -----------
Balance at December 31, 2005:
   Available-for-sale:
     U.S. Treasury and government agencies         $ 26,847,870         $  -              $(865,740)        $25,982,130
     Mortgage-backed securities                         131,468              3,033           -                  134,501
                                                   ------------         ----------        ---------         -----------

       Total                                       $ 26,979,338         $    3,033        $(865,740)        $26,116,631
                                                   ============         ==========        =========         ===========

   Held-to-maturity:
     Other                                         $     30,402         $   -             $  -              $    30,402
                                                   ============         ==========        =========         ===========


                                                                           Gross            Gross
                                                     Amortized           Unrealized       Unrealized          Estimated
                                                       Cost                 Gains           Losses          Fair Value
                                                   ------------         ----------        ---------         -----------
Balance at December 31, 2004:
   Available-for-sale:
     U.S. Treasury and government agencies         $ 26,847,162         $   -             $(390,740)        $26,456,422
     Mortgage-backed securities                         140,233              3,424           -                  143,657
     State and political subdivisions                    -                  -                -                  -
                                                   ------------         ----------        ---------         -----------

       Total                                       $ 26,987,395         $    3,424        $(390,740)        $26,600,079
                                                   ============         ==========        =========         ===========

   Held-to-maturity:
     U.S. Government agencies                         2,000,735              5,525           -                2,006,260
     Other                                               35,887             -                -                   35,887
                                                   ------------         ----------        ---------         -----------

       Total                                       $  2,036,622        $     5,525        $  -              $ 2,042,147
                                                   ============         ==========        =========         ===========

             Securities, with unrealized losses segregated by length of impairment, were as follows:

                                  Less than 12 Months            More than 12 Months                        Total
                             ----------------------------   ----------------------------    -------------------------------
                              Estimated        Unrealized    Estimated        Unrealized     Estimated       Unrealized
                              Fair Value         Losses      Fair Value         Losses       Fair Value        Losses
                             ------------    -------------  ------------    -------------   ------------    --------------
Available-for-sale:
  U.S. Government
   agencies and
   corporations                $2,438,275       $(61,725)     $23,543,855     $(804,015)     $26,982,130      $(865,740)
                               ==========       ========      ===========     =========      ===========      =========

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

             Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of December 31, 2005, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2005, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation's consolidated statement of income.

             The amortized cost and estimated fair value of debt securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or repay obligations without call or prepayment penalties.

                                                                                                        Estimated
                                                                          Amortized                        Fair
                                                                             Cost                         Value
                                                                       ----------------              ---------------
Available-for-sale:
   Due after one year through five years                                 $26,847,870                    $25,982,130
   Due after five years through ten years                                    -                               -
   Mortgage-backed securities                                                131,468                        134,501
                                                                         -----------                    -----------

       Total                                                             $26,979,338                    $26,116,631
                                                                         ===========                    ===========

Held-to-maturity:
   Due after one year through five years                                 $   -                          $    -
   Due after ten years                                                        30,402                         30,402
                                                                         -----------                    -----------

       Total                                                             $    30,402                    $   30,402
                                                                         ===========                    ===========

             During the year ended December 31, 2005 no available-for-sale securities were sold. During 2004, the gross proceeds for the sale of available securities were $7,032,625 and gains of $16,733.

             Securities with a fair value of $14,975,010 at December 31, 2005 have been pledged as collateral for money market and certificate of deposit accounts.

             The only investments to a single issuer that exceeds 10% of stockholders' equity are to government sponsored entities.

6. LOANS AND ALLOWANCE FOR LOAN LOSSES

             The composition of loans, net of unearned income at December 31 is as follows:

                                                                            2005                         2004
                                                                       ------------                 ------------
       Real estate                                                     $102,404,253                $  94,543,110
       Commercial                                                        82,844,979                   72,075,164
       Consumer                                                           4,980,479                    6,368,380
       Credit card loans                                                    765,218                      829,811
                                                                       ------------                 ------------

                                                                       $190,994,929                 $173,816,465
                                                                       ============                 ============

             Transactions in the allowance for loan losses are summarized as follows:

                                                                            2005                          2004
                                                                        -----------                  -----------
       Balance at January 1                                             $ 1,611,880                  $ 1,488,212
                                                                        -----------                  -----------
       Provision charged to operating expense                               410,000                      360,000
                                                                        -----------                  -----------
       Loans charged-off                                                    (91,302)                    (413,390)
       Recovery on loans previously charged-off                             127,983                      177,058
                                                                        -----------                  -----------

             Net recovery (charged-off)                                      36,681                     (236,332)
                                                                        -----------                  -----------

       Balance at December 31                                           $ 2,058,561                  $ 1,611,880
                                                                        ===========                  ===========

             Information with respect to impaired loans at December 31, 2005 and 2004 and for the years then ended is as follows:

                                                                            2005                        2004
                                                                        -----------                  -----------
       Impaired loans with a valuation allowance                        $   558,128                  $   749,794
       Impaired loans without a valuation allowance                          17,805                       49,355
                                                                        -----------                  -----------

             Total impaired loans                                       $   575,933                  $   799,149
                                                                        ===========                  ===========

       Allowance for loan losses related to impaired loans              $    50,808                  $   102,127
       Allowance for loan losses related to other than
         impaired loans                                                   2,007,753                    1,509,753
                                                                        -----------                  -----------

             Total allowance for loan losses                            $ 2,058,561                  $ 1,611,880
                                                                        ===========                  ===========

       Average impaired loans for the year                              $   752,271                  $   746,909
                                                                        ===========                  ===========

             Approximately $34,700 and $9,157 of interest income was recognized on impaired loans for the years ended December 31, 2005 and 2004, respectively. Interest income recognized on impaired loans on a cash basis during 2005 and 2004 was not considered material.

             The Bank has sold certain real estate mortgage loans without recourse and in some cases retained the related servicing rights. The principal balances of these serviced loans, which are not included in the accompanying consolidated balance sheets, totaled $4,331,326 and $4,988,951 at December 31, 2005 and 2004, respectively. There were $716,000 of loans held for sale at December 31, 2005 and $1,149,000 at December 31, 2004.

             At December 31, 2005 and 2004 the net carrying amount of mortgage servicing rights was $-0- and $3,913, respectively, which approximated fair value and are included in other assets.

             The Bank has granted loans to certain officers and directors of the Bank and their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $13,465,670 and $11,508,543 at December 31, 2005 and 2004,
respectively. During 2005, $7,851,906 of new loans were made while repayments totaled $5,894,779. During 2004, $5,116,420 of new loans were made while repayments totaled $2,306,545. The 2004 numbers for loans to officers and directors include two directors that no longer serve on the Board. As of December 31, 2005 and 2004, the Bank had outstanding loans to the Harbor Bank of Maryland Community Development Corporation amounting to $1,795,444 and $2,000,000, respectively.

7. PREMISES AND EQUIPMENT

             The major classes of premises and equipment at December 31 are summarized as follows:

                                                                                      2005                  2004
                                                                                  ------------           -----------
             Land                                                                 $    661,900            $  661,900
             Buildings                                                               2,400,196             3,947,253
             Furniture, fixtures and equipment                                       2,575,067             2,111,982
             Leasehold improvements                                                  4,778,883               625,877
                                                                                  ------------           -----------
                                                                                    10,416,046             7,347,012
               Less accumulated depreciation and amortization                        2,889,706             2,209,292
                                                                                  ------------            ----------

                      Total                                                       $  7,526,340            $5,137,720
                                                                                  ============            ==========

             Depreciation expense was $680,903 and $427,497 for the years ended December 31, 2005 and 2004.

             The Bank leases branch and office facilities. The lease agreements provide for the payment of utilities and taxes by the lessee. Future minimum payments for each of the five succeeding years under noncancelable operating leases consisted of the following at December 31, 2005:

                                    2006                            $203,216
                                    2007                             196,999
                                    2008                             113,542
                                    2009                             113,542
                                    2010                             113,542
                                    Thereafter                       506,572

             Total rental expense under operating leases amounted to $212,914 and $168,096 for the years ended December 31, 2005 and 2004, respectively.

8. CORE DEPOSIT INTANGIBLE

             The Corporation has a finite-lived core deposit intangible asset created in 2002 which is being amortized over a 9-year period beginning in 2002. Annual amortization expense related to this intangible is expected to be $80,460 per year through 2010 and $60,367 in 2011.

9. TIME DEPOSITS

             At December 31, 2005, time deposits with a remaining maturity of one year or more amounted to $21,924,052. Maturities of all time deposits are as follows:

                           2007                                  $10,071,533
                           2008                                    9,742,793
                           2009                                    1,398,195
                           2010                                      482,009
                           2011                                      229,522

             Deposits are the Corporation's primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the margin.

10. INCOME TAX

             The Corporation's provision for income taxes for the years ended December 31, is summarized as follows:

                                                                                  2005                        2004
                                                                                ----------                   --------
             Taxes currently payable                                            $1,205,592                   $868,436
             Deferred taxes                                                       (138,225)                  (106,110)
                                                                                ----------                   --------

             Income tax expense for the year                                    $1,067,367                   $762,326
                                                                                ==========                   ========

             A reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Corporation is as follows:

                                                                                     2005                   2004
                                                                                   --------                --------
             Federal income tax rate                                                34.00%                  34.00%
             State income taxes, net of federal income tax effect                    4.02                    2.30
             Increase (decrease) resulting from:
               Increase in value of bank-owned life insurance                       (2.50)                  (2.50)
               Other                                                                 0.65                     .50
                                                                                   ------                  -------

             Effective tax rate                                                     36.17%                  34.30%
                                                                                   ======                  =======

             Significant components of the Corporation's deferred tax liabilities and assets at December 31 are as follows:

                                                                                   2005                      2004
                                                                               -----------                 ---------
             Deferred tax liabilities -
               Goodwill                                                        $   511,749                  $383,812
                                                                               -----------                 ---------

             Deferred tax assets:
               Accrued liability                                                    -                        106,205
               Allowance for loan losses                                           598,506                   440,988
               Deferred loan origination fees                                       -                         14,457
               Depreciation                                                        120,884                    19,189
               Deferred compensation                                               333,716                   237,865
               Deposit premium                                                      90,121                    63,890
                                                                               -----------                 ---------

                  Total gross deferred tax assets                                1,143,227                   882,594
                                                                               -----------                 ---------

             Net deferred tax assets attributable to operations                    631,478                   498,782
             Unrealized loss (gain) on investments charged
               to other comprehensive income                                       340,769                   149,581
                                                                               -----------                 ---------

                  Net deferred income tax assets                               $   972,247                  $648,363
                                                                               ===========                  ========

11. SHORT-TERM BORROWINGS

             As of December 31, 2005, the Bank had an unused available line-of-credit from the Federal Home Loan Bank of Atlanta ("FHLB") of $25,610,000.

12. JUNIOR SUBORDINATED DEBENTURES

             On October 9, 2004, the Corporation issued floating rate junior subordinated debt securities due 2033 in the amount of $7.2 million. The debt security was issued by the Corporation pursuant to an indenture, dated as of October 9, 2004, between the Corporation and Wilmington Trust Company. The capital securities will be issued by Harbor Bankshares Corporation Capital Trust (the "Trust") pursuant to a purchase agreement dated September 18, 2004, among the Corporation, the Trust and Citigroup Global Markets Inc. Upon the receipt of the funds, the Corporation paid off its long-term debt in the amount of $1.8 million and invested the remaining funds in the amount of $4.9 million as capital in the Bank, increasing the Bank's tier one capital. The interest rate on the debentures was 7.25% at December 31, 2005.

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

                  A summary of the Corporation's stock options as of December 31, 2005 and 2004 and changes during the years ended on those dates is presented below:

                                                                         2005                            2004
                                                               ------------------------        -------------------------
                                                                             Weighted                          Weighted
                                                                              Average                           Average
                                                                             Exercise                          Exercise
                                                                Shares         Price            Shares           Price
                                                               ---------     ----------        --------        ---------
       Outstanding at the beginning of the year                   150,826        $15.93           151,843       $15.49
       Granted                                                      4,891         23.04             9,820        21.69
       Exercised                                                  (11,645)        14.80              (758)       11.61
       Forfeited                                                  (11,331)        14.80           (10,079)       15.76
                                                                ---------                        --------
       Outstanding at end of year                                 132,741         16.24           150,826        15.93
                                                                  =======                         =======

       Options exercisable at year-end                            132,741        $16.24           150,826       $15.93
                                                                  =======        ======           =======       ======

       Weighted average fair value of options
         granted during the year                                   $6.78                          $10.50
                                                                   =====                          ======

                  The following table summarizes information about stock options outstanding at December 31, 2005:

                                                 Options Outstanding and Exercisable
                                                 -----------------------------------

                                                                        Weighted-         Weighted-
                                                Remaining                Average           Average
                             Exercise              Number                  Life           Exercise
                           Price Range          Outstanding              (Years)             Price
                          -------------         -----------           ------------       ------------------
                        $15.24 - $23.04          132,741                   3.6              $16.24
                        ===============          =======                   ===              ======

             Profit Sharing Retirement Savings Plan

                  The Corporation has established a defined contribution plan covering employees meeting certain age and service eligibility requirements. The plan provides for cash deferrals qualifying under Section 401(k). Matching contributions made by the Corporation totaled $67,169 and $77,324 for the years ended December 31, 2005 and 2004, respectively.

             Deferred Compensation

                  The Bank has entered into deferred compensation agreements with two of its executive officers. Under the agreements, the Bank is obligated to provide for the officer or his beneficiaries, during a period of fifteen years after the employee's death, disability or retirement, annual benefits ranging from $40,000 to $200,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The expense incurred for this plan for the years ended December 31, 2005 and 2004 was $248,190 and $225,411, respectively. The Bank is the beneficiary of life insurance policies, with aggregate cash surrender value of $4,178,774 at December 31, 2005, that was purchased as a method of partially financing benefits under this plan.

14. CONCENTRATIONS OF CREDIT RISK

             Real estate loans comprise $102,903,065 and $94,543,110 of the total loan portfolio at December 31, 2005 and 2004, respectively. All real estate mortgage loans are collateralized by real property and/or other assets.

15. REGULATORY MATTERS

             The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

             Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2005, the capital levels of the Corporation and the Bank exceed all minimum capital adequacy requirements to which they are subject. There are no conditions or events since December 31, 2005 that management believes have changed the Bank's capital rating.

             The Corporation's and the Bank's actual capital amounts and ratios are also presented in the table: (in thousands)

                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                              For Capital           Prompt Corrective
                                                         Actual            Adequacy Purposes         Action Provisions
                                                   -----------------    ------------------------   ---------------------
                                                                         Minimum      Required      Minimum   Required
                                                   Amount      Ratio      Amount        Ratio        Amount     Ratio
                                                   ------      -----    ---------    -----------   --------  -----------
As of December 31, 2005:
    Total Capital (to risk-weighted total assets)
       Harbor Bankshares Corporation                $23,566    11.67%      $16,154      8.0%         $20,192       10.0%
       Harbor Bank of Maryland                       23,356    11.59%       16,119      8.0%          20,150       10.0%

    Tier 1 Capital (to risk weighted assets)
       Harbor Bankshares Corporation                $18,321     9.07%      $ 8,077      4.0%         $12,116        6.0%
       Harbor Bank of Maryland                       21,297     9.47%        8,060      4.0%          12,080        6.0%

    Tier 1 Capital (to average assets)
       Harbor Bankshares Corporation                $18,321     7.31%      $ 9,666      4.0%         $12,083        5.0%
       Harbor Bank of Maryland                       21,297     8.83%        9,649      4.0%          12,062        5.0%

                                                                                                       To Be Well
                                                                                                    Capitalized Under
                                                                             For Capital            Prompt Corrective
                                                         Actual           Adequacy Purposes         Action Provisions
                                                   ------------------    ---------------------     --------------------
                                                                          Minimum   Required       Minimum    Required
                                                    Amount     Ratio       Amount     Ratio         Amount     Ratio
                                                   --------   -------    ---------- ----------     --------- ----------
As of December 31, 2004:
    Total Capital (to risk-weighted total assets)
       Harbor Bankshares Corporation                $22,040    12.10%      $14,535      8.0%         $18,169       10.0%
       Harbor Bank of Maryland                       21,830    12.01%       14,535      8.0%          18,169       10.0%

    Tier 1 Capital (to risk weighted assets)
       Harbor Bankshares Corporation                $17,242     9.47%      $ 7,267      4.0%         $10,901        6.0%
       Harbor Bank of Maryland                       20,218     9.47%        7,267      4.0%          10,901        6.0%

    Tier 1 Capital (to average assets)
       Harbor Bankshares Corporation                $17,242     7.36%       $9,365      4.0%         $11,707        5.0%
       Harbor Bank of Maryland                       20,218     8.63%        9,365      4.0%          11,707        5.0%

             Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2005, the Bank could have paid additional dividends of $10,008,477 to its parent company without regulatory approval.

16. EARNINGS PER SHARE

             Basic and diluted earnings per common share calculations for the years ended December 31, 2005 and 2004 are as follows:

                                                                                     2005                  2004
                                                                                  ----------            ----------
       BASIC:
         Net income                                                               $1,883,174            $1,462,055
                                                                                  ----------            ----------

         Average common shares outstanding                                           689,134               704,602
                                                                                  ----------            ----------

         Earnings per common share - basic                                           $2.73                 $2.07
                                                                                     =====                 =====

       DILUTED:
         Net income                                                               $1,883,174            $1,462,055
                                                                                  ----------            ----------

         Average common shares outstanding                                           689,134               704,569

         Stock option adjustment                                                      49,488                51,654
                                                                                  ----------            ----------

         Average common shares outstanding - diluted                                 738,622               756,223
                                                                                  ----------            ----------

         Earnings per common share - diluted                                         $2.55                 $1.93
                                                                                     =====                 =====

             Basic earnings per common share is calculated by dividing net income by the weighted- average number of common shares outstanding for the period.

             Diluted earnings per common shares takes into consideration the pro forma dilution assuming the Corporation's outstanding in-the-money stock options were converted or exercised into common shares. The average price of the Corporation's common stock for the period is used to determine the dilutive effect of outstanding stock options. As of December 31, 2005 none of the Corporation's 132,741 outstanding stock options were excluded from the computation of diluted earnings per share.

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

             Loan and credit line commitments, totaled $27,913,000 at December 31, 2005 and $24,301,000 at December 31, 2004. These commitments are contingent upon continuing customer compliance with the terms of the agreement.

             Commercial letters of credit, totaling $907,810 at December 31, 2005 and $1,744,640 at December 31, 2004, are obligations to make payments under certain conditions to meet contingencies related to customers' contractual agreements. They are primarily used to guarantee a customer's contractual and/or financial performance, and are seldom exercised.

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

             Long-Term Debt

                  Long-term debt is discounted on a cash flow approach based on market rates as of December 31, 2005 and 2004.

             Off-Balance Sheet Financial Instruments

                  The fair value of loan commitments and letters of credit was estimated based upon the estimated amount of unamortized fees collected or paid incident to granting or receiving the commitment.

                  The carrying values and estimated fair values of the Corporation's financial assets and liabilities are as follows:

                                                  December 31, 2005                        December 31, 2004
                                           --------------------------------        -------------------------------
                                                               Estimated                                 Estimated
                                             Carrying              Fair              Carrying                Fair
                                                Value             Value                 Value               Value
                                           ----------------   -------------       ------------------   -----------
Financial assets:
   Cash and due from banks                   $   7,259,358    $   7,259,358        $    6,867,063     $    6,867,063
   Federal funds sold                           15,624,890       15,624,890             9,845,813          9,845,813
   Interest bearing deposits
     in other banks                                 74,996           74,996             1,352,791          1,352,791
   Investment securities                        26,147,033       26,147,033            28,636,701         28,642,226
   Loans, net of reserves                      188,936,368      190,388,999           172,204,585        172,904,585
   FHLB of Atlanta stock                           470,000          470,000               438,200            438,200
   Accrued interest receivable                   1,101,742        1,101,742             1,034,913          1,034,913
   Bank-owned life insurance                     4,178,774        4,178,774             4,023,808          4,023,808

Financial liabilities:
   Deposits                                    229,844,586       229,843,382          210,223,903        210,030,821
   Accrued interest payable                        683,762           683,762              356,184            356,184
   Junior subordinated debentures                7,217,000         7,217,000            7,217,000          7,217,000

             Off-Balance Sheet Financial Assets

                                                         2005                                    2004
                                           --------------------------------         --------------------------------
                                              Estimated         Estimated            Estimated          Estimated
                                              Amount            Fair Value             Amount           Fair Value
                                           -------------       ------------         -----------        -------------
Commitments to extend credit                   $25,585,000       $27,913,000          $24,301,000        $24,301,000
Other unused commitments                         2,328,000         2,328,000            3,886,000          3,886,000
Commercial letters of credit                       907,810           907,810            1,744,640          1,744,640

19. PARENT COMPANY ONLY FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS

                                                                                            December 31
                                                                                 ----------------------------------
                                                                                   2005                  2004
                                                                                 -----------            -----------
       Assets:
         Balance with subsidiary                                                 $    95,867            $    66,968
         Investment in bank subsidiary                                            23,960,910             23,245,961
         Prepaid placement fee                                                       193,665                201,666
                                                                                 -----------            -----------

             Total assets                                                        $24,250,442            $23,514,595
                                                                                 ===========            ===========

       Liabilities:
         Accrued interest payable                                                $    79,532            $    57,634
         Junior subordinated debentures                                            7,217,000              7,217,000

       Stockholders' equity                                                       16,953,910             16,239,961
                                                                                 -----------            -----------

             Total liabilities and stockholders' equity                          $24,250,442            $23,514,595
                                                                                 ===========            ===========

                          CONDENSED STATEMENT OF INCOME


                                                                                     Years Ended December 31
                                                                                  2005                     2004
                                                                               -----------               ----------
       Dividend from subsidiary                                                 $1,681,445               $  731,715
       Interest and other expenses                                                (625,052)                (485,838)
       Income tax benefit                                                          212,518                  165,802
       Equity in undistributed income of subsidiary                                614,263                1,050,376
                                                                               -----------               ----------

             Net income                                                         $1,883,174               $1,462,055
                                                                                ==========               ==========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended December 31
                                                                                      2005                 2004
                                                                                 ------------          -------------
Operating activities:
   Net income                                                                    $  1,883,174          $   1,462,055
   Adjustment to reconcile net income to net
     cash provided by operating activities
   Change in other assets and liabilities, net                                       (354,990)              (176,979)
   Equity in undistributed income of subsidiary                                      (614,263)            (1,050,376)
                                                                                 ------------          -------------

         Net cash provided by operating activities                                    913,921                234,700
                                                                                 ------------          -------------

Investing activities - Investment in subsidiary                                        -                      -
                                                                                 ------------          -------------


Financing activities:
   Retirement of stock                                                               (775,000)                -
   Proceeds from sale of common stock                                                 172,373                  8,170
   Payments of cash dividends                                                        (282,395)              (246,462)
                                                                                 ------------          -------------

        Net cash (used) provided by financing activities                             (885,022)              (238,292)
                                                                                 ------------          -------------

Change in cash and cash equivalents                                                    28,899                 (3,592)

Cash and cash equivalents at beginning of year                                         66,968                 70,560
                                                                                 ------------          -------------

Cash and cash equivalents at end of year                                         $     95,867          $      66,968
                                                                                 ============          =============

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 8A. Controls and Procedures

         The Corporation's management, under the supervision and with the participation of it Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Corporation's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were adequate. There were no significant changes in the Corporation's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2005, that have materially effected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Item 8B. Other Information.

         Not applicable.

PART III

Item 9. Directors, Executive Officers and Control Persons; Compliance with
Section 16(a) of the Exchange Act

Information required by this item is listed below and on page 7 of this report under the caption of "Executive Officers" of the Registrant.

         The charter and by-laws of the Company provide that the directors shall be classified into three classes as equal in number as possible, with each director serving a three-year term. Currently, the Board of Directors is composed of 13 members with Classes I and II each consisting of four member and Class III consisting of five members. The Board of Directors currently also has three open board seats which will remain open until suitable candidates are located. The terms of the Class II directors are scheduled to expire at the 2006 annual meeting or until their respective successors have been duly elected and qualified.

         Directors are elected by a plurality of the votes cast by the holders of shares of Common Stock present in person or represent

NAME OF NOMINEES             INFORMATION REGARDING CLASS II DIRECTORS
----------------             ----------------------------------------

Nathaniel Higgs              Reverend Higgs is 75 years old and has served as a
                             director of the Corporation since its formation in 1992 and of the Bank since 1981. From December 1966 to December 2002, he served as the Pastor of Southern Baptist Church and has now retired.

Delores G. Kelley            Dr. Kelley is 69 years old and has served as a
                             director of the Corporation since its formation in 1992 and of the Bank since 1980. She is a retired educator and Senator in the Maryland State Senate.

Erich March                  Mr. March is 54 years old and has served as a
                             director of the Corporation since its formation in 1992 and of the Bank since 1981. His is Vice
                             President of March Funeral Homes, Inc.

Stanley W. Tucker            Mr. Tucker is 58 years old and has served as a
                             director of the Corporation and of the Bank since
                             1996. He is President of Meridian management
                             Company, Inc., which is the managing general partner of MMG Ventures, L.P., an investment management company.

Directors to serve until 2007 Annual Meeting (Class III)

NAME OF CLASS III DIRECTORS  INFORMATION REGARDING CLASS III DIRECTORS
---------------------------  -----------------------------------------

John Paterakis               Mr. Paterakis is 77 years old and has served as a
                             director of the Corporation since its formation in 1992 and of the Bank since 1982. He is President and Chief Executive Officer of H & S Bakery, Inc.
                             and Northeast Foods, Inc.

James Scott, Jr.             Mr. Scott is 48 years old and has served a s
                             director of the Corporation and the Bank since
                             November 2000. He is a principal of Pennan & Scott
                             P.C., an accounting firm. Mr. Scott is a certified public accountant.

Edward St. John              Mr. St. John is 68 years old and has served as a
                             director of the Corporation since its formation in 1992 and of the Bank since 1990. He is President and Chief Executive Officer of M.I.E. Investment
                             Company, a real estate development company.

Walter S. Thomas             Pastor Thomas is 55 years old and has served as a
                             director of the Corporation and the Bank since
                             November 2000. He is the Pastor of New Psalmist
                             Church.

George F. Vaeth, Jr.         Mr. Vaeth is 72 years old and has served as a
                             director of the Corporation since its formation in 1992 and of the Bank since 1981. He has served as Secretary of the Company since its formation and of the Bank since 1986. He is an architect with G.V.A., an architectural and interior design firm.

2008 Annual Meeting (Class I)

NAME OF CLASS I DIRECTORS    INFORMATION REGARDING CLASS I DIRECTORS
-------------------------    ---------------------------------------

James H. Degraffereidt, Jr.  Mr. Degraffenreidt is 52 years old and has served as a director of the Corporation and of the Bank since 1996. He is Chairman and Chief Executive Officer of WGL Holdings, Inc., distributors of natural gas.

Louis J. Grasmick            Mr. Grasmick is 76 years old and has served as a
                             director of the Corporation since its formation in 1992 and of the Bank since 1982. He is Chief
                             Executive Officer of Louis J. Grasmick Lumber
                             Company, Inc.

Joseph Haskins, Jr.          Mr. Haskins is 58 years old and has served as a
                             director of the Corporation since its formation in 1992 and of the Bank since 1980. He has served as Chief Executive Officer of the Company since its formation in 1992, Chairman of the Board of the Company Bank since 1995 and Chief Executive Officer of the Bank since 1987.

John D. Ryder                Mr. Ryder is 58 years old and has served as a
                             director of the Corporation and the Bank since
                             January 2000. He was President and Chief Operating
                             Officer of Metro Food Markets, a supermarket chain, until 2000. He was President of AXS Technologies, a software company, until July 2003. Currently, he is President of Tree Top Kids, Inc.

CONTINUING DIRECTORS

         The following information is provided with respect directors who will continue to serve as directors of the Company until the expiration of their terms at the times indicated.

                          COMPANY CORPORATE GOVERNANCE
GENERAL

         The Corporation's business is managed under the direction of its Board of Directors. The Board of Directors seeks to increase stockholder value and promote the Corporation's long-term growth. The Board of Directors establishes Corporation policies and strategies and regularly monitors the effectiveness of the Corporation's management in carrying out these policies and strategies. As part of the Board of Director's commitment to these principles, the Board of Directors regularly reviews the Corporation's corporate governance policies and practices. This review includes comparing the Corporation's current policies and practices to the policies and practices suggest by various groups and authorities active in corporate governance and policies and practices of public companies in general. The Board of Directors will continue to consider the adoption of changes, as appropriate, to enhance the Corporation's corporate governance policies and practices and to comply with any rule changes made by the SEC.

BOARD ORGANIZATION AND OPERATION

         Members of the Board of Directors are kept informed of the Corporation business through discussions with key member of the Corporation's management team, by reviewing materials provided to the Board of Directors and by participating in meetings of the Board and its committees.

         The Board of Directors has adopted standards for director independence that are in accordance with the standards adopted by the National Association of Securities Dealers, Inc. (the "NASD") and utilized by companies with securities quoted on Nasdaq. The Board of Directors is not required to adhere to the independence standards adopted by the NASD because the common Stock is not quoted or listed on Nasdaq or any other quotation system or exchange. The Board of Directors believes, however, that a board with at least a majority of independent directors is an important part of good corporate governance principles. Based on the Board of Directors' adopted standards, the Board of Directors has determined that none of its members has a material relationship with the Corporation and that all of its members are independent directors, except for Messrs. Haskins and Paterakis who are not independent directors because each is an executive officer of the Corporation. As a result, a significant majority of the members of the Board of Directors is independent.

         During 2005, the Board of Directors met 12 times. Each of the nominees and the other directors attended at least 75% of the total Board of Directors meetings and meetings of the board committees on which he or she served, with the exception of Mr. Thomas who attended 60% of these meetings. When necessary or appropriate, the Corporation's independent directors meet in executive sessions without the presence of the Corporation's management. This gives the independent directors the opportunity to discuss management's performance and any other matter that one or more independent directors would like to discuss.

BOARD COMMITTEES

         Each director who serves on the Board of Directors is also a director on the Bank's Board of Directors. The Board of Directors has one standing committee: the Audit Committee (the "Audit Committee"). The Bank's Board of Directors has a Compensation Committee (the "Compensation Committee") and an Executive Committee (the "Executive Committee")

         Audit Committee. The Audit Committee responsibilities include the appointment of the Corporation's independent accountants, the preapproval of all audit services and permitted non-audit services provided to the Corporation by the Corporation's independent accountants, reviews of the independence of the Corporation's independent accountants, and review of the adequacy of internal accounting and disclosure controls of the Corporation. The Audit Committee operates under a written charter adopted by the Board of Directors. In 2005, the Audit Committee met four times. The current members of the Audit Committee are:
Messrs. Vaeth, Chair, Higgs, March, Scott and Tucker. Each member of the Audit Committee is an independent director as defined by the current NASD rules. Mr. Scott has the professional experience deemed necessary o qualify as an audit committee financial expert under the SEC's rules and regulations.

         Compensation Committee. The Compensation Committee structures the compensation of the Corporation's executive officers and administers the Corporation's employee benefit plans. The Compensation Committee currently does not operate under written charter. The Compensation Committee met once in 2005. The current members of the Compensation Committee are: Messrs. Grasmick, Chair, DeGraffenreidt and St. John. Each member of the Compensation Committee is an independent director as defined by the current NASD rules.

         Executive Committee. The Executive Committee generally has the authority to exercise all of the power of the Bank's Board of Director in the management and direction of the business affairs of the Bank, subject to specific directions of the Bank's Board of Directors and the limitation of Maryland law. The Executive Committee met 13 times in 2005. The current members of the Executive Committee are: Messrs. Paterakis, Chair, Haskins, Degraffenreidt, Grasmick, March, Vaeth and Dr. Kelley. A majority of the members of the Executive Committee is independent as defined by the current NASD rules.

NOMINATION PROCESS

         The Board of Directors does not have a nominating committee. The full Board of Directors performs the functions of a nominating committee. The Board of Directors does not believe it needs a separate nominating committee because the full Board is comprised predominantly of independent directors and has the time and resources to perform the function of selecting board nominees. When the Board of Directors performs nominating function, the Board of Directors acts in accordance with the Corporation's corporate charter and bylaws but does not have a separate charter related to the nomination process. Under the Corporation's charter, nominations for director may be made by the Board of Directors or by a stockholder of record who delivers notice along with the additional information and materials required by the Corporation's charter to the Corporation Corporate Secretary not less then 30 days and no more than 60 days before the annual meeting date. For the Corporation's annual meeting in 2007, the Corporation must receive this notice on or after February 18, 2007 and on or before March 20, 2007. The Corporation's stockholders may obtain a copy of the Corporation charter by writing to the Corporation Corporate Secretary, Harbor Bankshares Corporation, 25 West Fayette Street, Baltimore, Maryland 21201.

         The Corporation's directors have a critical role in guiding the Corporation's strategic direction and in overseeing the Corporation's management. The Board of Directors considers candidates for the Board based upon several criteria, including their broad-based business and professional skills and experiences, concern for the long-term interests of stockholders, and personal integrity and judgment. Candidates should have reputations, both personal and professional, consistent with the Corporation's image and reputation. Because diversity is important, the Board of Directors seeks to ensure that its directors reflect the gender and ethnic diversity of the Corporation's community. The majority of directors on the Board of Directors should be "independent," not only as that term may be legally defined, but also without the appearance of any conflict in serving as a director. In addition, directors must have time available to devote to Board activities and to enhance their knowledge of the banking industry. Accordingly, the Board of Directors seeks to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Corporation.

         The Board of Directors utilizes the following process for identifying and evaluating nominees to the Board. In the case of incumbent directors whose terms of office are set to expire, the Board of Directors review such directors' overall service to the company during their term, including the number of meetings attended, level of participation and quality of performance. In the case of new director candidates, the directors on the Board of Directors are polled for suggestions as to potential candidates that may meet the criteria above, discuss candidates suggested by the Corporation's stockholders and may also engage, if the Board of Directors deems appropriate, a professional search firm. To date, the Board of Directors has not engaged professional search firms to identify or evaluate potential nominees but may do so in the future, if necessary. The Board of Directors then meets to discuss and consider these candidates' qualifications and then chooses a candidate by a majority vote.

DIRECTOR ATTENDANCE AT THE CORPORATION ANNUAL MEETING

         The Corporation does not have a formal policy regarding attendance by members of the Board of Director at the Corporation's annual meetings of stockholders. The Corporation has always encouraged its directors to attend its annual meetings of stockholders and expects to continue this policy. In 2005, 13 Corporation directors attended the Corporation's annual meeting of stockholders.

STOCKHOLDER COMMUNICATION WITH THE BOARD

         The Corporation does not have a formal process for stockholder communications with the Board of Directors. The Corporation has made an effort to ensure that the Board of Directors or individual directors, as applicable, hear the views of Corporation's stockholders. The Corporation believes that it has been responsive regarding conveying stockholder communications to the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Based solely on the Corporation's review of the copies of initial statements of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 that it has received in the past year, annual statements of changes in beneficial ownership on Form 5 with respect to the last fiscal year, and written representations that no such annual statement of change in beneficial ownership was required, all directors, executive officers, and beneficial owners of more than 10% of its common stock have timely filed those reports with respect to 2005, except for a Form 4 reporting acquisition of shares upon option exercise by Director Grasmick, which was inadvertently filed 1 day late. . The Corporation makes no representation regarding persons who have not identified themselves as being subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, or as to the appropriateness of disclaimers of beneficial ownership.

Item 10. Executive Compensation

         Information required by this item is listed below.

CODE OF ETHICS AND BUSINESS CONDUCT

         For years the Corporation has had policies regarding conflicts of interest and securities law compliance. The Corporation has adopted a Code of Ethics and Business Conduct that reflects these longstanding policies and contains additional policy initiatives. The Corporation requires all its directors, executive officers and employees to adhere to the Code of Ethics and Business Conduct in addressing the legal and ethical issues encountered in conducting their work. The Code of Ethics and Business Conduct requires that the Corporation's directors, executive officers and employees avoid conflict of interest, comply with securities laws and other legal requirements and conduct business in an honest and ethical manner. The Corporation conveys to its directors, executive officers and employees both their obligations and responsibilities under and the importance of the Code of Ethics and Business Conduct.
         Directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics and Business Conduct. The Corporation has established procedures for receiving, retaining and treating complaints received regarding accounting, internal accounting controls or auditing matters and for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Corporation's stockholders may obtain a copy of the Code of Ethics and Business conduct by writing to the Corporation's Corporate Secretary, Harbor Bankshares Corporation, 25 West Fayette Street, Baltimore, Maryland 21201. A Copy of the Code of Ethics and Business Conduct has been filed with the SEC as an exhibit to the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

         The following table shows compensation paid to certain executive officers of the Corporation for the three-year period ended December 31, 2005. No other executive officer of the Corporation received total annual compensation in excess of $100,000 during such period.


                                                            ANNUAL COMPENSATION
                                                      ------------------------------
                                                                                          ALL OTHER
NAME AND POSITION                                     YEAR      SALARY       BONUS       COMPENSATION
-----------------                                     ----     ---------    -------      ------------
Joseph Haskins, Jr. (1)(2)                            2005     $213,383     170,706        $6,191
 Chairman, President and                              2004      207,168     165,734         6,191
 Chief Executive Officer                              2003      203,105     182,795         6,191

Teodoro J. Hernandez                                  2005       99,548      14,955            --
 Vice President and Treasurer                         2004       91,781       9,179            --
                                                      2003       90,000      17,000            --

Darius L. Davis                                       2005      101,904      15,000            --
 Executive Vice President/Bank                        2004       86,797      15,000            --


(1) Bonus paid pursuant to the terms of Mr. Haskins' employment agreement.

(2) All other compensation represents premiums for term life benefit paid by the Corporation.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The Corporation has adopted stock option plans, pursuant to which it has reserved 226,886 shares of its Common Stock for the issuance of options. The following table sets forth information regarding the options granted to the named executive officers during 2005.


                                   NUMBER OF           PERCENT OF TOTAL       EXERCISE OR      MARKET PRICE PER
                               SHARES UNDERLYING      OPTIONS GRANTED TO      BASE PRICE         SHARE ON DATE
NAME                            OPTIONS GRANTED    EMPLOYEES IN FISCAL YEAR   PER SHARE             OF GRANT       EXPIRATION DATE
----                            ---------------    ------------------------   ---------             --------       ---------------
Joseph Haskins, Jr. ......          2,560                    42.3%              $25.00                $25.00           1/1/2016
Teodoro J. Hernandez......            796                    13.2                25.00                 25.00           1/1/2016
Darius L. Davis...........          1,223                    20.2                25.00                 25.00           1/1/2016


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND YEAR END VALUE OF OPTIONS

         The following table set for the aggregated option exercises in 2005 and the option values at December 31, 2005, based upon a market value for Company Common Stock of $25.00 per share:


                                     NUMBER OF                            NUMBER OF          VALUE OF UNEXERCISE
                                  SHARES ACQUIRED       VALUE       UNEXERCISED OPTIONS     IN-THE-MONEY OPTIONS
NAME                                ON EXERCISE        REALIZED     AT FISCAL YEAR-END(1)    AT FISCAL YEAR-END
----                                -----------        --------     ---------------------    ------------------
Joseph Haskins, Jr. .........         4,053             41,330             50,938                  $345,989
Teodoro J. Hernandez ........            --                 --              8,775                    59,085
Daruius L. Davis.............            --                 --              3,048                     5,024


-----------------
(1) Currently exercisable options.

COMPENSATION OF DIRECTORS

         Directors of the Corporation receive a fee of $533 for each board meeting attended ($1,066 if the director is a member of the Corporation's Executive Committee), but do not receive a fee for attendance at the committee meetings. Mr. Vaeth received an additional fee of 4,340 for acting as secretary at each of the board and board committee meetings. Total fees paid to directors of the Corporation during 2005 were $104,605. Directors who are not employed by the Corporation or the Bank are permitted to elect whether to receive their fees in the form of cash or in the form of options to purchase Common Stock of the Corporation under the 1995 Director Stock Option Plan which has been approved by the Corporation's stockholders. The exercise prices of the options will equal the market price of the Common Stock on the date of grant. The Corporation did not grant any options to its directors in 2005.

MR. HASKINS' EMPLOYMENT AGREEMENT AND RETIREMENT BENEFIT

         Joseph Haskins, Jr. has an employment agreement with the Corporation and the Bank for a four-year term commencing as of January 1, 2000, which term may be automatically renewed for additional three-year terms unless earlier terminated. The employment agreement provides that Mr. Haskins will serve as Chairman of the Board, President and Chief Executive Officer of the Corporation and Chairman of the Board and Chief Executive Officer of the Bank at an annual salary of $182,330, subject to annual increases approved by the Corporation and the Bank. Under the employment agreement, Mr. Haskins may also receive an annual incentive bonus based upon the attainment of goals and objectives set by the Corporation's Board of Directors. If the minimum level of such goals and objectives is not met, Mr. Haskins will not be entitled to an incentive bonus. If the Corporation's Board of Directors awards Mr. Haskins an incentive bonus, the amount of the bonus will range from 60% to 100% of Mr. Haskins's then current salary, as determined by the Board of Directors. In addition to the benefit programs, plans, and arrangements of the Corporation and the Bank generally available to their employees and the normal perquisites provided to their senior executive officers, the employment agreement provides that Mr. Haskins will receive long-term disability insurance, life insurance, and an automobile allowance. Further, the Corporation must maintain a key man life insurance policy on the life of Mr. Haskins in order to provide the funds necessary to buy his shares of Corporation Common Stock from his estate or his heirs.

         If the Corporation terminates Mr. Haskins' employment because he becomes disabled, the Corporation will continue to provide Mr. Haskins with long-term disability insurance and medical and group life insurance until he attains age 65. Upon termination without cause or resignation with good reason (as those terms are used in the employment agreement), Mr. Haskins would be entitled to (1) severance pay equal to three times his base salary at the time of termination, payable in three equal annual installments, the first of which is due within 30 day of termination, (2) a pro rated bonus based upon the bonus paid in the year prior to termination or resignation, and (3) immediate vesting of his outstanding options. If Mr. Haskins voluntarily resigns without good reason or if the Corporation terminates his employment for cause, the Corporation would not have any further obligations to Mr. Haskins under his employment agreement.

         The Corporation must pay a change of control benefit to Mr. Haskins if either (1) within 12 months after a change of control of the Corporation, the Corporation terminates Mr. Haskins' employment without cause or Mr. Haskins terminate his employment for good reason or (2) within 30 days after the expiration of six month after the change in control, Mr. Haskins' terminates his employment for any reason. The change of control benefit would equal the greater of (1) 2.99 times the average of Mr. Haskins' gross compensation from the Corporation over the five-year period before the termination or (2) the amount Mr. Haskins would receive if he was terminated without cause, as described in the prior paragraph. Further, in such event, Mr. Haskins would be entitled to the immediate vesting of his options.

         Mr. Haskins may be entitled to receive a retirement benefit under an executive supplemental retirement plan. Mr. Haskins will receive 15 annual payment of the greater of (1) 63% of his final base salary or (2) $200,000, payable at the time of retirement, if he retires at or after age 62. Mr. Haskins will receive 15 annual payments, each payment being equal to 63% of his final base salary, payable at the time of retirement or termination (or in the case of a disability, at the age of 65), if before age 62:

             o Mr. Haskins terminates his employment for good reason or, within 30 days after the expiration of six months after a change of control of the Corporation, Mr. Haskins terminates his employment with or without good reason; or

             o the Corporation terminates Mr. Haskins' employment without cause or because of a disability.

         If Mr. Haskins terminates his employment before age 62 without good reason, Mr. Haskins will be entitled to a prorated amount of 63% of his final base salary based upon the number of years he provided services to the Corporation from the year 2000 until such time has he retires. However, if the Corporation terminates Mr. Haskins' employment for cause, Mr. Haskins will forfeit his retirement benefit. In the event of Mr. Haskins' death, Mr. Haskins' beneficiaries would be entitled to receive the reminder of the retirement benefit should he die before receipt of the full retirement benefit.

INFORMATION REGARDING MR. HERNANDEZ

         Mr. Hernandez is 61 years old and has served as Vice President and Cashier of the Bank since 1982 and Vice President and Treasurer of the Corporation since its formation in 1992. He became a Senior Vice President of the Bank in 1998.

         Mr. Hernandez may be entitled to receive a retirement benefit under an executive supplemental retirement plan. Mr. Hernandez will receive 15 annual payments of $40,000, payable at the time of retirement, if he retires at or after age 65. Mr. Hernandez will receive 15 annual payments, in amounts ranging from $5,309 to $40,000, if Mr. Hernandez retires before age 65. In the event of a change of control of the Bank, if Mr. Hernandez's employment is terminated for any reason (other than a Bank-approved leave of absence), Mr. Hernandez will be entitled to receive the same benefit as if he retired at or after age 65. Mr. Hernandez's beneficiaries would be entitled to receive the remainder of the retirement benefit should he die before receipt of the full retirement benefit. In the event of Mr. Hernandez's death while in active services of the Bank, Mr. Hernandez's beneficiaries would be entitled to receive a lump sum payment ranging from $38,676 to $396,987, depending upon the year of his death. However, if the Board of Directors terminates Mr. Hernandez's employment for cause, Mr. Hernandez will forfeit his retirement benefit.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Information required by this item is listed below:

                                 STOCK OWNERSHIP

         There were 641,784 shares of the Common Stock issued and outstanding on March 3, 2006. The following table shows the beneficial ownership of the Common Stock as of this dates by: (1) each of the Corporation's current named executive officers and directors and (2) all of the Corporation's current directors and executive officers as a group.

                                                                 NUMBER OF SHARES
                                                                   BENEFICIALLY      PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER(1)(2)                                       OWNED(3)          BENEFICIALLY OWNED
------------------------------                                   -----------------   --------------------
Joseph Haskins, Jr. (4) ..................................            95,538                13.79%
Teodoro J. Hernandez (5) .................................             8,775                 1.35%
James H. Degraffereidt, Jr. (6) ..........................            13,928                 2.13%
Louis J. Grasmick (7) ....................................            23,227                 3.42%
Nathaniel Higgs (8) ......................................             9,545                 1.47%
Delores G. Kelley (9) ....................................            16,923                 2.60%
Erich March (10) .........................................            26,093                 4.00%
John Paterakis (11) ......................................            58,789                 9.16%
John D. Ryder ............................................             3,219                   *
James Scott, Jr. (12) ....................................             3,747                   *
Edward St. John ..........................................            13,488                 2.10%
Walter S. Thomas (13) ....................................               228                   *
Stanley W. Tucker (14) ...................................            13,268                 2.07%
George F. Vaeth, Jr. (15) ................................            20,725                 3.18%

All directors and executive officers
As a group (14 persons) (16) .............................           307,493                40.40%

----------------
*      Less Than 1%

(1) Unless otherwise specified, the address of these persons is c/o Harbor Bankshares Corporation, 25 West Fayette Street, Baltimore, Maryland 21201.

(2) The Corporation uses the SEC's definition of beneficial ownership. This means that the person named in this table have sole or shared voting and/or investment power over the shares shown. Beneficial ownership also includes shares underlying options currently exercisable or exercisable within 60 days.

(3) Unless otherwise specified, the number of shares shown represents shares of Common Stock.

(4) Represents 44,600 shares of Common Stock and 50,938 shares of Common Stock issuable upon the exercise of options.

(5) Represents 8,775 shares of Common Stock issuable upon the exercise of options.

(6) Represents 4,325 hares of Common Stock and 9,603 shares of Common Stock issuable upon the exercise of options.

(7) Represents 13,227 shares of Common Stock (including 3,848 shares jointly owned with Mr. Grasmick and his son and 8,780 shares jointly owned by Mr. Grasmick and his wife) and 10,000 shares of Common Stock issuable upon the exercise of options.

(8) Represents 4,545 shares of Common Stock (including 4,175 shares jointly owned by Reverend Higgs and his wife) and 5,000 shares of Common Stock issuable upon the exercise of options.

(9) Represents 6,923 shares of Common Stock (including 619 shares jointly owned by Dr. Kelley and her husband) and 10,000 shares of Common Stock issuable upon the exercise options.

(10) Represents 16,093 shares of Common Stock (including 15,435 shares owned by a corporation over which Mr. March has the power to vote) and 10,000 shares of Common Stock issuable upon the exercise of options.

(11) Includes 32,874 shares of Common Stock owned by three corporations controlled by Mr. Paterakis (J and B Associates, Inc. - 16,437 shares; H & S Bakery, Inc. - 6,164 shares; Northeast Food, Inc. 10,273 shares) and 11,300 shares of Common Stock owned by Paterakis Limited Partnership, LLP.

(12) Includes 3,430 shares of Common Stock jointly owned by Mr. Scott and his wife.

(13) The number of shares of Common Stock owned does not include 3,757 shares owned by a religious organization over which Pastor Thomas has the power to vote.

(14) Includes 13,234 shares of Common Stock owned by MMG ventures L.P. over which Mr. Tucker has authority to vote.

(15) Represents 10,725 shares of Common Stock and 10,000 shares of Common Stock issuable upon the exercise of options.

(16) Represents 193,177 shares of Common Stock and 114,316 shares of Common Stock issuable upon the exercise of options.

Item 12.  Certain Relationships and Related Transactions

         During the past year the Bank has had loan transactions in the ordinary course of its banking business with directors and executive officers of the Bank and with their affiliates. Loans to such persons were made in the ordinary course of business and did not and do not currently involve more than the normal risk of collectibility or present other unfavorable features. All such loans were made on substantially the same terms including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with non-affiliates. The bank expects to enter into such transaction in the future. As of December 31, 2005, loans to directors and executive officers of the Bank, and their affiliates, including loans guaranteed by such persons and unfunded commitments made in 2005, aggregated $13,468,000 or approximately 63.2% of tangible stockholders' equity of the Bank.

Item 13.  Exhibits

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

10.3        1995 Directors Stock Option Plan

10.4,10.5   Deferred Compensation Agreements.

13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2005

14          Code of Ethics

23          Consent of Independent Registered Public Accounting Firm

31(a),(b)   Rule 13a-14(a)/15d-14(a) Certifications

32(a),(b)   18 U.S.C. Section 1350 Certifications

*           Management contract or compensatory plan or arrangement.

The Corporation will furnish copies of the exhibits to this report upon request of its stockholders upon payment of a reasonable fee upon request to Teodoro J. Hernandez, Treasurer, Harbor Bankshares Corporation, 25 West Fayette Street, Baltimore, Maryland 21201.

Item 15. Principal Accountant Fees and Services

GENERAL

         The Audit Committee has retained Stegman & Company as independent public accountants to audit the Corporation's 2006 consolidated financial statements. Stegman & Company also audited the Corporation's consolidated financial statements for 2004 and 2005. A representative of Stegman & Company is expected to be present at the Annual Meeting, with the opportunity to make a statement if he or she decides, and will respond to appropriate questions.

AUDIT AND NON-AUDIT FEES

                                        2005        2004
                                        ----        ----
Audit Fees                           $60,500     $59,950
Audit-Related Fees                     1,950       2,250
Tax Fees                              10,425      10,725
All Other Fees                            --          --
     Total                           $72,875     $72,925


           Fees that the Corporation paid to Stegman & Company in 2004 and 2005 are set forth in the above table. Audit fees are fees the Corporation paid Stegman & Company for the audit and quarterly reviews of the Corporation's consolidated financial statements, assistance with the review of documents filed with the SEC, consent procedures and accounting consultation related to transaction and the adoption of new accounting pronouncements. Audit-related fees are fees for services that are reasonably related to the performance of the audit or the review of the Corporation's consolidated financial statements and principally included consultation concerning financial accounting and reporting standards. Tax fee primarily included tax compliance services. Stegman & Company did not provide any other services to the Corporation in 2004 and 2005.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDI AND NON-AUDIT SERVICES

           The Audit committee's policy is to pre-approve all audit and non-audit services proved by the independent public accountants. These services may include audit services, and audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is derailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chair when expedition of services is necessary. The Chair is required to report any decision to pre-approve such services to the full Audit Committee at its next meeting. The independent public accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date.

SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       HARBOR BANKSHARES CORPORATION

By:    /s/ Teodoro J. Hernandez
Title: Vice President and Treasurer
Date:  March 8, 2006

           In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant, and in the capacities, and on the dates indicated:

By:    /s/ Joseph Haskins, Jr.
Title: Chairman of the Board, President, and Chief Executive
       Officer
Date:  March 8, 2006
---------------------------------------

By:    /s/ Nathaniel Higgs                    By:    /s/ James H. DeGraffenreidt
Title: Director                               Title: Director
Date:  March 8, 2006                          Date:  March 8, 2006
---------------------------------------       ----------------------------------

By:    /s/ George F. Vaeth, Jr.               By:    /s/ Louis Grasmick
Title: Director                               Title: Director
Date:  March 8, 2006                          Date:  March 8, 2006
---------------------------------------       ----------------------------------
By:    /s/ Stanley W. Tucker                  By:    /s/ John D. Ryder
Title: Director                               Title: Director
Date:  March 8, 2006                          Date:  March 8, 2006
---------------------------------------       ----------------------------------
By:    James Scott, Jr.                       By:    /s/ Erich W. March
Title: Director                               Title: Director
Date:  March 8, 2006                          Date:  March 8, 2006
---------------------------------------       ----------------------------------
By:    /s/ John Paterakis                     By:    /s/ Edward St. John
Title: Director                               Title: Director
Date:  March 8, 2006                          Date:  March 8, 2006
---------------------------------------
By:    /s/ Walter S. Thomas, Sr.
Title: Director
Date:  March 8, 2006
---------------------------------------
By:    /s/ Delores J. Kelly
Title: Director
Date:  March 8, 2006
---------------------------------------