Form 10QSB
period 2006-03-31
HARBOR BANKSHARES CORP
filed 2006-05-12
CIK 889608

Click here for Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

OR

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes                No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     Yes                No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, non-voting, $.01 Par value – 33,795 shares as of May 1, 2006.

Common stock, $.01 Par value -641,784 shares as of May 1, 2006.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

INDEX

Back to Index

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2006	December 31, 2005

	(Unaudited)
	Dollars in Thousands
ASSETS
Cash and Due from Banks	$5,287	$7,334
Federal Funds Sold	—	15,625
Investment Securities:
Held to maturity at amortized cost (fair value of $24 as of March 31, 2006 and $30 as of December 31, 2005)	24	30
Available for Sale, at fair value	26,043	26,117

Total Investment Securities	26,067	26,147

Loans Held for Sale	—	716
Loans	202,650	190,279
Allowance for Loan Losses	(2,105)	(2,059)

Net Loans	200,545	188,220
Property and Equipment – Net	7,556	7,526
Goodwill	2,506	2,506
Intangible Assets	443	463
Bank-owned Life Insurance	4,217	4,179
Accrued Interest Receivable and Other Assets	4,334	3,920

TOTAL ASSETS	$250,955	$256,636

LIABILITIES AND STOCKHOLDER’S EQUITY
Deposits:
Non-Interest Bearing Demand	$46,964	$50,433
Interest Bearing Transaction Accounts	22,622	25,562
Savings	85,743	87,499
Time, $100,000 or more	33,387	32,810
Other Time	33,201	33,540

Total Deposits	221,917	229,844

Short Term Brrowings	3,000
Junior Subordinated Debentures	7,217	7,217
Accrued Interest and Other Liabilities	2,056	2,621

TOTAL LIABILITIES	234,190	239,682

STOCKHOLDERS’ EQUITY
Common stock, – par value $.01 per share:
Authorized 10,000,000 shares; issued and outstanding 641,784 at March 31, 2006 and 651,784 at December 31, 2005 and 33,795 common non-voting at March 31, 2006 and December 31, 2005.	6	7
Paid in Capital	6,366	6,616
Retained Earnings	10,958	10,853
Accumulated other comprehensive loss	(565)	(522)

TOTAL STOCKHOLDERS’ and EQUITY	16,765	16,954

TOTAL LIABILITIES and STOCKHOLDERS EQUITY	$250,955	$256,636

See Notes to Unaudited Consolidated Financial Statements

Back to Index

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2006	2005

	(Unaudited)
	Dollars in Thousands Except Per Share Data
INTEREST INCOME
Interest and Fees on Loans	$3,777	$3,167
Interest on Investment Securities (Taxable)	207	219
Interest on Deposits in Other Banks	1	9
Interest on Federal Funds Sold	151	26
Other Interest Income	8	7

TOTAL INTEREST INCOME	4,144	3,428

INTEREST EXPENSE
Interest on Deposits:
Savings	609	263
Interest Bearing Transaction Accounts	13	14
Time $100,000 or More	259	135
Other Time	334	230
Interest Other Borrowed Money	1	4
Interest on Junior Subordinated Debentures	130	97

TOTAL INTEREST EXPENSE	1,346	743

NET INTEREST INCOME	2,798	2,685
Provision for Loan Losses	55	120

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,743	2,565
NON-INTEREST INCOME
Service Charges on Deposit Accounts	168	238
Other Income	209	254
Loss on Sale of Loans	(2)	—

TOTAL NON-INTEREST INCOME	375	492

NON-INTEREST EXPENSE
Salaries and Employee Benefits	1,186	1,121
Advertising	89	87
Occupancy Expense of Premises	330	214
Equipment Expense	86	87
Professional Cost	55	188
Data Processing Expense	274	261
ATM Loss	—	225
Other Expenses	395	415

TOTAL NON-INTEREST EXPENSES	2,415	2,598

INCOME BEFORE INCOME TAXES	703	459
Applicable Income Taxes	256	165

NET INCOME	$447	$294

BASIC EARNINGS PER SHARE	$0.66	$0.42
DILUTED EARNINGS PER SHARE	$0.62	$0.39
Dividends Declared per Share	$0.50	$0.40

See notes to unaudited consolidated Financial Statements

Back to Index

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2006	2005

	(Unaudited)
	Dollars in Thousands
OPERATING ACTIVITIES
Net Income	$447	$294
Adjustments to Reconcile Net Income to Net Cash
And Cash Equivalents Provided by Operating
Activities:
Origination of Loans Held for Sale	—	(152)
Proceeds from the Sale of Loans Held for Sale	714	—
Increase in bank-owned life insurance policies	(40)	(38)
Loss on sale of loans	2	—
Provisions for loan losses	55	120
Depreciation and Amortization	237	151
(Increase) Decrease in Interest Receivable and Other Assets	(412)	360
Decrease in Interest Payable and Other Liabilities	(565)	(189)

Net Cash Provided by Operating Activities	$438	$546

INVESTING ACTIVITIES
Net decrease in Deposits at Other Banks	—	12
Proceeds from Matured Securities and Principal Payments	—	2,002
Net Increase in Loans	(12,344)	(6,236)
Purchase of Premises and Equipment	(246)	(967)

Net Cash Used in Investing Activities	(12,590)	(5,189)

FINANCING ACTIVITIES
Net Decrease in Non-Interest Bearing
Transaction Accounts	(3,469)	(7,115)
Net (Decrease) Increase in Interest Bearing
Transaction Accounts	(2,940)	2,398
Net (Decrease) Increase in Savings Deposits	(1,756)	3,679
Net Increase in Time Deposits	238	1,044
Short Term Borrowings	3,000	—
Payment of Cash Dividends	(343)	(282)
Retirement of Common Stock	(250)	(275)
Proceeds from the Sale of Common Stock	—	63

Net Cash Used by Financing Activities	(5,520)	(488)

Decrease in Cash and Cash Equivalents	(17,672)	(5,131)
Cash and Cash Equivalents at Beginning of Period	22,959	16,714

Cash and Cash Equivalents at End of Period	$5,287	$11,583

See notes to unaudited consolidated Financial Statements

Back to Index

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements For the Three Months Ended March 31, 2006

Note A:	Basis of Presentation

The accompanying unaudited consolidated financial statements of Harbor Bankshares Corporation and subsidiaries (The “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10 – QSB. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2006. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. All such adjustments are of a normal renewable nature. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s Annual Report on Form 10 – KSB for the year ended December 31, 2005.

Note B:	Comprehensive Income

The Company’s comprehensive income consists of its net income and unrealized holding losses on its available for sale securities, net of taxes.

Presented below is a reconciliation of net income to comprehensive income.

	Three Months Ended March 31

	2006	2005

	(In Thousands)

Net Income	$447	$294

Unrealized (loss) gains on securities
Available-for-sale	(71)	(409)
Related Income Tax (benefit) expense	(28)	(165)

	(43)	(244)

Total Comprehensive Income	$404	$50

Back to Index

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

EARNINGS PER SHARE

Note C:
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of potentially dilutive transactions or conversions. This computation of diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method, which could occur if contracts to issue common stock, such as stock options, were exercised and shared in corporate earnings. At March 31, 2006 and 2005, there were no antidilutive options to purchase common shares.

The following table presents a summary of per share data and amounts for the period indicated:

	Three Months Ended

	2006	2005

	(amount in thousands except per-share data)
Basic:

Net income applicable to common stock	$447	$294

Average common shares outstanding	680	697

Basic net income per share	$.66	$.42

Diluted:

Net income applicable to common stock	$447	$294

Average common shares outstanding	680	697

Stock option adjustment	41	55

Diluted average common shares outstanding	721	752

Diluted net income per share	$.62	$.39

Back to Index

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Note D:	EMPLOYEE STOCK-BASED COMPENSATION

Effective on January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (Statement 123R), which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Previously, the Company accounted for stock-based compensation plans and the employee stock purchase plan in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”. The Company elected to adopt the modified prospective-transition method as provided by Statement 123R. Under this transition method, compensation cost recognized during 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The effect of applying Statement 123R was a decrease to net income of $10 thousand for the quarter ended March 31, 2006, or $0.01 per basic and diluted share. Results for prior periods have not been restated.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement 123R to stock-based employee compensation for the period ended March 31, 2005:

Three months Ended 3/31/05

Net income, as reported	$294
Add: Stock-based compensation cost included in net loss, net of taxes	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(12)

Pro forma net income
Pro forma net income attributable to common stockholders	$282

Net income attributable to common stockholders:
Basic – as reported	$0.42

Diluted – as reported	$0.39

Basic – pro forma	$0.40

Diluted – pro forma	$0.37

Back to Index

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

The following are the assumptions made in computing the fair value of stock-based awards:

	Three months ended March 31,

	2006	2005

Average risk-free interest rate	4.36%	5.00%
Dividend yield	1.50%	1.50%
Expected term	10	10
Average expected volatility	20%	20%
Weighted average fair value of granted options	7.44	6.78

Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock option activity during the three months ended March 31, 2006 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2006	132,741	16.24	$2,159,300
Granted	6,043	25.00	151,075
Exercised	—
Forfeited	(15,500)	16.19	(250,945)

Outstanding at March 31, 2006	123,284	16.70	2,059,430

Exercisable at March 31, 2006	123,284	16.70	2,059,430

Weighted-average remaining contractual life	7.6

The weighted average grant date fair value of options granted during the quarter ended March 31, 2006 was $25.00 per share. All options granted have an exercise price equal to the fair value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of March 31, 2006 ranged from $15.24 to $25.00 as follows:

Back to Index

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding

$15.24 – $17.35	99,853	$15.45	5.35
$18.00 – $21.69	12,497	$20.24	7.65
$23.04 – $25.00	10,934	$24.44	9.73

	123,284

Assuming that no additional share-based payments are granted after March 31, 2006, unamortized stock compensation expense of $40,614 will be recognized in the statement of operations over a weighted average period of 1.73 years.

Back to Index

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

Harbor Bankshares Corporation’s earnings for the first quarter of 2006 totaled $447 thousand, reflecting an increase of $153 thousand or 52.0 percent when compared to the first quarter of 2005. For the first quarter of 2006, the annualized return on average assets (ROAA) and average stockholders equity (ROAE) were .70 percent and 10.64 percent respectively, compared to .50 percent and 7.29 percent respectively achieved during the first quarter of 2005.

For the first quarter of 2006, net interest income increased by $113 thousand or 4.2 percent. Interest and fees on loans increased by $610 thousand or 19.3 percent as a result of the growth in the portfolio and rate increases. Investment income decreased by $12 thousand or 5.5 percent. Interest on Federal Funds sold increased by $125 thousand or 480.7 percent. Interest expense increased by $603 thousand or 81.2 percent. Interest on time deposits increased by $228 thousand or 62.4 percent. Interest expense on saving accounts increased by $346 thousand or 131.5 percent. Although, deposits as of March 31, 2006 decreased when compared to December 31, 2005, higher interest rates led to an overall interest expense increase in deposits. The interest expense of borrowed funds for the quarter was $1 thousand. The interest expense for the junior subordinated debentures increased by $33 thousand or 34.0 percent due to higher interest rates, since the debentures are tied to floating rates.

For the quarter ended March 31, 2006, the provision for loan losses was $55 thousand compared to $120 thousand for the same period of 2005. Charge-offs totaled $10 thousand reflecting a decrease of $3 thousand when compared to the $13 thousand charged-off during the same period for 2005. Recoveries for the period were $2 thousand, compared to $38 thousand recovered during the first quarter of 2005.

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

This analysis is used to validate the loan loss reserve matrix as well as assist in establishing overall lending direction. In Management’s opinion, the allowance for loan losses as of March 31, 2006 is adequate. There

Back to Index

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance during the period.

Non-performing assets consist of non-accruing loans, loans past due 90 days or more but still accruing, restructured loans, and foreclosed real estate.

The following table shows the non-performing assets as of March 31, 2006 compared to December 31, 2005.

	March 31, 2006	December 31, 2005

	(In Thousands)
Non-accruing Loans	$200	$558
Past Due 90 days or more	46	18
Restructured loans	–	–

Total non-performing loans	246	576
Foreclosed real estate	–	–

Total non-performing assets	$246	$576

Non-performing loans to total loans	0.12%	0.30%
Non-performing assets to total assets	0.45%	0.22%
Allowance for loan losses to non-performing loans	855.69%	357.50%

Non-interest income decreased by $117 thousand or 23.8 percent. Service charges on deposit accounts decreased by $70 thousand or 29.4 percent, mainly related to decreases in the returned check fees charges. Other income decreased by $45 thousand or 17.7 percent. There was a loss of $2 thousand on the sale of loans during the first quarter of 2006. Salary and employee benefits at $1.2 million increased by $65 thousand when compared to the same period of 2005. Advertising cost of $89 thousand increased slightly by $2 thousand. Occupancy expense increased by $116 thousand or 54.2 percent reflecting the cost associated with the renovation of the Corporation’s headquarter building and a de-novo branch facility opened during the last quarter of 2005. Equipment expenses decreased by $1 thousand or 1.1 percent. Professional cost decreased by $133 thousand or 70.7 percent mainly due to a decrease in legal cost associated with the ATM shortage settlement. Data processing fees increased by $13 thousand or 5.0 percent. Included in non-interest expenses for the quarter ending March 31, 2005 was a $225 thousand expense related to a final settlement of the ATM shortage. On April 8, 2005, the Bank settled this matter in return for the payment of $575 thousand. All other expenses decreased by $20 thousand or 4.8 percent.

As of March 31, 2006, total deposits were $222 million, reflecting a decrease of $7.9 million when compared to deposits as of December 31, 2005. Non-interest bearing deposits decreased by $3.5 million or 6.9 percent. Interest bearing transaction accounts decreased by $2.9 million or 11.5 percent. Savings accounts which included money market accounts decreased by $1.8 million or 2.0 percent and time deposits increased by $238 thousand or 0.4 percent. There was $3.0 million of other short term borrowings outstanding as of the quarter end.

Total loans, increased by $12.4 million or 6.5 percent. The increase was mainly reflected in the commercial loans and commercial real estate categories. Stockholder’s equity decreased by $189 thousand or 1.1 percent, resulting from an increase of $43 thousand of unrealized losses on available-for-sale securities, cash dividend paid in the amount of $343 thousand, retirement of 10,000 shares or $250 thousand of common stock, offset by earnings of $447 thousand. Primary and risk based capital were 7.2 percent and 11.14 percent, respectively.

As of March 31, 2006, based on borrowing arrangements with the Federal Home Loan Bank there was unused credit availability of $22.0 million, the Corporation has sufficient liquidity to withstand any unusual demand of funds without the liquidation of its securities.

Back to Index

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

The Harbor Bank CDC (“CDC”) and The Harbor Bank of Baltimore LLC (“LLC”) were established in 2003. The Harbor Bank CDC is a non-profit company established with the purpose of bringing financial assistance to underserved areas in the City of Baltimore. The Corporation has no investments in this company. The Harbor Bank of Maryland, one of the Corporation’s subsidiaries has a $1.8 million loan to the CDC. As of March 31, 2005, the CDC had $4 thousand in operating income and a $25 thousand loss since inception. These numbers exclude any tax benefit that may be available.

The Harbor Bank of Baltimore LLC was established with the purpose of taking advantage of the New Markets Tax Credit program offered by the U.S. Treasury Department for the development of certain targeted markets in the country. In the case of the LLC, the targeted market is the City of Baltimore. The LLC received a $50 million New Market Tax Credit award in September 2004. The LLC funded a $25.0 million loan through a partnership with General Motors Corporation. The Corporation has no investment in this company.

The financial data from these companies is not included in the Corporation’s financial statements.

The Corporation’s stock is traded over the counter. During the first three months of 2006, only one trade was registered at $25.00 per share.

Recent Development

On May 2, 2006, the Corporation filed a preliminary proxy statement with the Securities and Exchange Commission with respect to the 2006 annual shareholders’ meeting, at which shareholders would be asked (i) to approve a merger designed to allow the Corporation to no longer be subject to periodic and other reporting obligations under the Securities Exchange Act of 1934, and (ii) to reelect four Class II directors. The proxy statement has not been finalized.

ITEM 3.	Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and the Treasurer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a – 15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures were adequate. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15 under the Securities Act of 1934) for the period ending March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Index

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its Bank subsidiary, at times and in the ordinary course of business, are subject to various pending and threatened legal actions. The relief or damages sought in some of these actions may be substantial. Management considers that the outcome of such actions will not have a material adverse effect on the Company’s financial position; however, the Company is not able to predict whether the outcome of such actions may or may not have a material adverse effect on results of operations in a particular future period as the timing and amount of any resolution of such actions and relationship to the future results of operations are not known.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs

January 2006	10,000	$25.00	10,000	0

February 2006	0

March 2006	0

(1)	Includes purchases of the Company’s stock made by or on behalf of the Company or any affiliated purchasers of the Company as defined in Securities and Exchange Commission Rule 10b-18.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Matters Submitted to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 31(a),(b), Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32(a), (b), 18 U.S.C Section 1350 Certifications

Back to Index

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR BANKSHARES CORPORATION

Date: May 12, 2006	/s/ Joseph Haskins, Jr.
Joseph Haskins, Jr. Chairman and Chief Executive Officer

Date: May 12, 2006	/s/ Teodoro J. Hernandez
Teodoro J. Hernandez Vice President and Treasurer