Form 10QSB
period 2006-06-30
HARBOR BANKSHARES CORP
filed 2006-08-11
CIK 889608

Click Here for Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-20990

HARBOR BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-1786341

(State of other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

25 W. Fayette Street, Baltimore, Maryland	21201

(Address of principal executive office)	(Zip code)

Registrants' telephone number, including area code:	(410) 528-1800

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.

Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, non-voting, $.01 Par value – 33,795 shares as of August 9, 2006.

Common stock, $.01 Par value –641,784 shares as of August 9, 2006.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

INDEX

PART I	FINANCIAL INFORMATION

	Item 1	Financial Statements

Consolidated Statements of Financial Condition – June 30, 2006 (Unaudited) and December 31, 2005

Consolidated Statements of Income, (Unaudited) – Three months Ended June 30, 2006 and 2005

Consolidated Statement of Income, (Unaudited) Six months Ended June 30, 2006 and 2005.

Consolidated Statement of Cash Flows (Unaudited) -Six months Ended June 30, 2006 and 2005

Notes to Unaudited Consolidated Financial Statements

	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Item 3	Controls and Procedures

PART II	OTHER INFORMATION

SIGNATURES

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2006	December 31, 2005

	(Unaudited)
	Dollars in Thousands
ASSETS
Cash and Due from Banks	$6,665	$7,334
Federal Funds Sold	2,255	15,625
Investment Securities:
Held to maturity at amortized cost (fair value of $23 as of June 30, 2006 and $30 as of December 31, 2005)	23	30
Available for Sale, at fair value	26,006	26,117

Total Investment Securities	26,029	26,147

Loans Held for Sale	—	716
Loans	205,605	190,279
Allowance for Loan Losses	(2,145)	(2,059)

Net Loans	203,460	188,220
Property and Equipment – Net	7,518	7,526
Goodwill	2,506	2,506
Intangible Assets	423	463
Bank-owned Life Insurance	4,257	4,179
Accrued Interest Receivable and Other Assets	5,061	3,920

TOTAL ASSETS	$258,174	$256,636

LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits:
Non-Interest Bearing Demand	$46,770	$50,433
Interest Bearing Transaction Accounts	23,587	25,562
Savings	81,861	87,499
Time, $100,000 or more	42,558	32,810
Other Time	33,699	33,540

Total Deposits	228,475	229,844

Short Term Borrowings	3,000
Junior Subordinated Debentures	7,217	7,217
Accrued Interest and Other Liabilities	2,252	2,621

TOTAL LIABILITIES	240,944	239,682

STOCKHOLDERS' EQUITY
Common stock, – par value $.01 per share:
Authorized 10,000,000 shares; issued and outstanding 641,784 at June 30, 2006 and 651,784 at December 31, 2005 and 33,795 common non-voting at June 30, 2006 and December 31, 2005	6	7
Paid-in Capital	6,405	6,616
Retained Earnings	11,405	10,853
Accumulated other comprehensive loss	(586)	(522)

TOTAL STOCKHOLDERS' EQUITY	17,230	16,954

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$258,174	$256,636

See Notes to Unaudited Consolidated Financial Statements

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30

	2006	2005

	(Unaudited) Dollars in Thousands Except Per Share Data
INTEREST INCOME
Interest and Fees on Loans	$4,047	$3,393
Interest on Investment Securities (Taxable)	209	209
Interest on Deposits in Other Banks	—	9
Interest on Federal Funds Sold	27	20
Other Interest Income	9	3

TOTAL INTEREST INCOME	4,292	3,634

INTEREST EXPENSE
Interest on Deposits:
Savings	614	316
Interest Bearing Transaction Accounts	13	13
Time $100,000 or More	316	150
Other Time	344	281
Interest Other Borrowed Money	40	9
Interest on Junior Subordinated Debentures	141	106

TOTAL INTEREST EXPENSE	1,468	875

NET INTEREST INCOME	2,824	2,759
Provision for Loan Losses	80	120

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,744	2,639
NON-INTEREST INCOME
Service Charges on Deposit Accounts	188	249
Other Income	221	198

TOTAL NON-INTEREST INCOME	409	447

NON-INTEREST EXPENSE
Salaries and Employee Benefits	1,158	1,077
Advertising	107	109
Occupancy Expense of Premises	319	246
Equipment Expense	84	79
Professional Cost	74	53
Data Processing Expense	275	265
Other Expenses	448	398

TOTAL NON-INTEREST EXPENSES	2,465	2,227

INCOME BEFORE INCOME TAXES	688	859
Applicable Income Taxes	240	321

NET INCOME	$448	$538

BASIC EARNINGS PER SHARE	$0.66	$0.78
DILUTED EARNINGS PER SHARE	$0.62	$0.72
Dividends Declared per Share	—	—

See notes to unaudited consolidated Financial Statements

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30

	2006	2005

	(Unaudited) Dollars in Thousands Except Per Share Data
INTEREST INCOME
Interest and Fees on Loans	$7,824	$6,560
Interest on Investment Securities (Taxable)	416	428
Interest on Deposits in Other Banks	1	18
Interest on Federal Funds Sold	178	46
Other Interest Income	17	10

TOTAL INTEREST INCOME	8,436	7,062

INTEREST EXPENSE
Interest on Deposits:
Savings	1,223	579
Interest Bearing Transaction Accounts	26	27
Time $100,000 or More	575	285
Other Time	678	511
Interest Other Borrowed Money	41	13
Interest on Junior Subordinated Debentures	271	203

TOTAL INTEREST EXPENSE	2,814	1,618

NET INTEREST INCOME	5,622	5,444
Provision for Loan Losses	135	240

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,487	5,204
NON-INTEREST INCOME
Service Charges on Deposit Accounts	356	487
Other Income	430	452
Loss on Sale of Loans	(2)	—

TOTAL NON-INTEREST INCOME	784	939

NON-INTEREST EXPENSE
Salaries and Employee Benefits	2,344	2,198
Advertising	196	196
Occupancy Expense of Premises	649	460
Equipment Expense	170	166
Professional Cost	129	241
Data Processing Expense	549	526
ATM Loss	—	225
Other Expenses	843	813

TOTAL NON-INTEREST EXPENSES	4,880	4,825

INCOME BEFORE INCOME TAXES	1,391	1,318
Applicable Income Taxes	496	486

NET INCOME	$895	$832

BASIC EARNINGS PER SHARE	$1.32	$1.20
DILUTED EARNINGS PER SHARE	$1.24	$1.11
Dividends Declared per Share	$0.50	$0.40

See notes to unaudited consolidated Financial Statements

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30

	2006	2005

	(Unaudited) Dollars in Thousands
OPERATING ACTIVITIES
Net Income	$895	$832
Adjustments to Reconcile Net Income to Net Cash
And Cash Equivalents Provided by Operating
Activities:
Origination of Loans Held for Sale	—	(152)
Proceeds from the Sale of Loans Held for Sale	714	—
Increase in bank-owned life insurance policies	(78)	(78)
Loss on sale of loans	2	—
Provisions for loan losses	135	240
Depreciation and Amortization	480	330
(Increase) Decrease in Interest Receivable and Other Assets	(1,171)	1,214
(Decrease) Increase in Interest Payable and Other Liabilities	(369)	322

Net Cash Provided by Operating Activities	608	2,708

INVESTING ACTIVITIES
Net decrease in Deposits at Other Banks	—	1,294
Proceeds from Matured Securities and Principal Payments	12	2,005
Net Increase in Loans	(15,265)	(8,224)
Purchase of Premises and Equipment	(432)	(1,885)

Net Cash Used in Investing Activities	(15,685)	(6,810)

FINANCING ACTIVITIES
Net (Decrease) Increase in Non-Interest Bearing
Transaction Accounts	(3,663)	1,440
Net (Decrease) Increase in Interest Bearing
Transaction Accounts	(1,975)	4,827
Net Decrease in Savings Deposits	(5,638)	(1,938)
Net Increase in Time Deposits	9,907	3,352
Short Term Borrowings	3,000	—
Payment of Cash Dividends	(343)	(282)
Retirement of Common Stock	(250)	(525)
Proceeds from the Sale of Common Stock	—	63

Net Cash Provided by Financing Activities	1,038	6,937

(Decrease) Increase in Cash and Cash Equivalents	(14,039)	2,835
Cash and Cash Equivalents at Beginning of Period	22,959	16,714

Cash and Cash Equivalents at End of Period	$8,920	$19,549

See notes to unaudited consolidated Financial Statements

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
For the Three Months and Six Months Ended June 30, 2006

Note A:	Basis of Presentation

The accompanying unaudited consolidated financial statements of Harbor Bankshares Corporation and subsidiaries (The "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10 – QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s Annual Report on Form 10 – KSB for the year ended December 31, 2005. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2006.

Note B:	Comprehensive Income

The Company’s comprehensive income consists of its net income and unrealized holding losses on its available for sale securities, net of taxes.

Presented below is a reconciliation of net income to comprehensive income.

	Three Months Ended March 31		Six Months Ended June 30

	2006	2005	2006	2005

Net Income	$448	$538	$895	$832

Unrealized (loss) gains on securities
Available-for-sale	(35)	164	(106)	(524)

Related Income Tax (benefit) expense	(14)	65	(42)	(207)

	(21)	99	(64)	(317)

Total Comprehensive Income	$427	$637	$831	$515

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

EARNINGS PER SHARE

Note C:	Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of potentially dilutive transactions or conversions. The computation of diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method, which could occur if contracts to issue common stock, such as stock options, were exercised and shared in corporate earnings. At June 30, 2006 and 2005, there were no antidilutive options to purchase common shares.

The following table presents a summary of per share data and amounts for the period indicated:

(amount in thousands except per-share data)

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Basic:

Net income applicable to common stock	$448	$538	$895	$832

Average common shares outstanding	675	691	678	694

Basic earnings per share	$.66	$.78	$1.32	$1.20

Diluted:

Net income applicable to common stock	$448	$538	$895	$832

Average common shares outstanding	675	691	678	694

Stock option adjustment	41	55	41	55

Diluted average common shares outstanding	716	746	719	749

Diluted earnings per share	$.62	$.72	$1.24	$1.11

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Note D:

EMPLOYEE STOCK-BASED COMPENSATION

Effective on January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (Statement 123R), which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Previously, the Company accounted for stock-based compensation plans and the employee stock purchase plan in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations and provided the required pro forma disclosures of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation". The Company elected to adopt the modified prospective-transition method as provided by Statement 123R. Under this transition method, compensation cost recognized during 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The effect of applying Statement 123R was a decrease in net income of $17 and $26 thousand net of taxes for the three and six month period ended June 30, 2006, or $0.02 and $0.04 per basic and diluted share respectively. Results for prior periods have not been restated.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement 123R to stock-based employee compensation for the period ended June 30, 2005:

	Three months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$538	$832
Add: Stock-based compensation cost included in net loss, net of taxes	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(12)	(24)

Pro forma net income attributable to common stockholders	$526	$808

Net income attributable to common stockholders:
Basic – as reported	$0.78	$1.20

Diluted – as reported	$0.76	$1.16

Basic – pro forma	$0.72	$1.11

Diluted – pro forma	$0.71	$1.08

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

The following are the assumptions made in computing the fair value of stock-based awards:

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Average risk-free interest rate	4.36%	5.00%	4.36%	5.00%
Dividend yield	1.50%	1.50%	1.50%	1.50%
Expected term	10	10	10	10
Average expected volatility	20%	20%	20%	20%
Weighted average fair value of granted options	7.44	6.78	7.44	6.78

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

A summary of stock option activity during the six months ended June 30, 2006 and related information is included in the table below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2006	132,741	16.24	$2,159,300
Granted	6,043	25.00	151,075
Exercised	—
Forfeited	(15,500)	16.19	(250,945)

Outstanding at June 30, 2006	123,284	16.70	2,059,430

Exercisable at June 30, 2006	123,284	16.70	2,059,430

Weighted-average remaining contractual life	7.6

The weighted average grant date fair value of options granted during the six month period ended June 30, 2006 was $25.00 per share. All options granted have an exercise price equal to the fair value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of June 30, 2006 ranged from $15.24 to $25.00 as follows:

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding

$15.24 – $17.35	99,853	$15.45	5.35
$18.00 – $21.69	12,497	$20.24	7.65
$23.04 – $25.00	10,934	$24.44	9.73

	123,284

Note E:

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new account principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first year presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate complements of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situation where it is impracticable to determine either the period – specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 "Accounting Changes," requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not significantly impact the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets": This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivative to qualify for hedge account treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION

Item 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Harbor Bankshares Corporation earnings for the second quarter of 2006 totaled $448 thousand, a decrease of $90 thousand or 16.7 percent when compared to the second quarter of 2005. Net interest income increased by $65 thousand or 2.4 percent. Non-interest income decreased by $38 thousand or 8.5 percent and non-interest expenses increased by $238 thousand or 10.7 percent. The provisions for loan losses decreased by $40 thousand or 33.3 percent.

Year to date earning as of June 30, 2006 were $895 thousand, reflecting an increase of $63 thousand or 7.6 percent when compared to the first six months of 2005. The annualized return on average assets (ROAA) and average stockholders equity (ROAE) were .70 percent and 10.6 percent respectively, compared to .71 percent and 10.3 percent achieved during the first six months of 2005.

For the first six months of 2006, net interest income increased by $178 thousand or 3.3 percent. Interest and fees on loans increased by $1.2 million or 19.3 percent as a result of the growth in the portfolio and interest rate increases. Investment income decreased by $12 thousand or 2.8 percent. Interest on federal funds sold increased by $132 thousand or 74.2 percent resulting from higher balances and rates. Interest expense increased by $1.2 million or 73.9 percent. Interest on time deposits increased by $457 thousand or 57.4 percent. Interest expense on saving accounts increased by $644 thousand or 111.2 percent. Time deposits increased by $9.9 million or 14.9 percent when compared to December 31, 2005. This increase, combined with higher rates for both, time and savings deposits were the main reason for overall increase in interest expense. The interest expense on borrowed funds was $41 thousand. The interest expense for the junior subordinated floating rate debentures increased by $68 thousand or 33.5 percent due to higher interest rates.

For the second quarter of 2006, when compared to the same period for 2005, net interest income increased by $65 thousand or 2.4 percent. Interest and fees on loans increased by $654 thousand or 19.3 percent resulting from portfolio growth and rate increases. Investment income at $209 thousand remained the same for both periods. Federal fund sold income increased by $7 thousand or 35.0 percent. Interest expense increased by $593 thousand or 67.8 percent mainly due to higher rates on time and savings deposits. Interest expense on time deposits increased by $229 thousand or 53.1 percent due to higher rates and increased balances. Interest expense on savings accounts increased by $298 thousand or 94.3 percent mainly due to higher interest rates. The interest expense on borrowed funds for the period was $40 thousand. The interest expense for the junior subordinated debentures increased by $35 thousand or 33.0 percent due to higher interest rates.

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

As of June 30, 2006, the provision for loan losses was $135 thousand compared to $240 thousand for the same period in 2005. Charge-offs totaled $58 thousand reflecting an increase of $24 thousand when compared to the $34 thousand charged-off during the same period in 2005. Recoveries for the period were $9 thousand, compared to $72 thousand recovered during the first six months of 2005.

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

This analysis is used to validate the loan loss reserve matrix as well as assist in establishing overall lending direction. In Management’s opinion, the allowance for loan losses as of June 30, 2006 is adequate. There were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance during the period.

Non-performing assets consist of non-accruing loans, loans past due 90 days or more but still accruing, restructured loans, and foreclosed real estate.

The following table shows the non-performing assets as of June 30, 2006 compared to December 31, 2005.

	June 30, 2006	December 31, 2005

	(In Thousands)

Non-accruing Loans	$349	$558
Past Due 90 days or more	21	18
Restructured loans	—	—

Total non-performing loans	370	576
Foreclosed real estate	—	—

Total non-performing assets	$370	$576

Non-performing loans to total loans	0.18%	0.30%
Non-performing assets to total assets	0.14%	0.22%
Allowance for loan losses to non-performing loans	579.73%	357.50%

Non-interest income decreased by $155 thousand or 16.5 percent. Service charges on deposit accounts decreased by $131 thousand or 26.9 percent, mainly related to decreases in the returned check fees charges. Other income decreased by $22 thousand or 4.9 percent. There was a loss of $2 thousand on the sale of loans. Salary and employee benefits at $2.3 million increased by $146 thousand or 6.6 percent when compared to the same period of 2005. Advertising cost of $196 thousand remained the same for both periods. Occupancy expense increased by $189 thousand or 41.1 percent reflecting the cost associated with the renovation of the Company's headquarters building and the opening of a new branch facility in October, 2005. Equipment expenses increased by $4 thousand or 2.4 percent. Professional costs decreased by $112 thousand or 46.5 percent. Data processing fees increased by $23 thousand or 4.4 percent. Included in this non-interest expense for 2005, is a loss of $255 thousand resulting from the final settlement of the ATM shortage matter.

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

For the second quarter of 2006, when compared to the same period for 2005, non-interest income decreased by $38 thousand or 8.5 percent. Service charges on deposit accounts decreased by $61 thousand or 24.5 percent mainly related to the returned check fees charges. Other income increased by $23 thousand or 11.6 percent. Salary and employee benefits increased by $81 thousand or 7.5 percent and advertising cost decreased by $2 thousand or 1.8 percent. Occupancy expenses increased by $73 thousand or 29.7 percent reflecting the cost associated with renovation expenses and branch expansion. Equipment expenses increased by $5 thousand or 6.3 percent. Professional costs increased by $21 thousand or 39.6 percent. Data processing expense increased by $10 thousand or 3.8 percent and other expenses increased by $50 thousand or 12.6 percent.

As of June 30, 2006, total deposits were $228.5 million, reflecting a decrease of $1.3 million when compared to deposits as of December 31, 2005. Non-interest bearing deposits decreased by $3.7 million or 7.3 percent. Interest bearing transaction accounts decreased by $2.0 million or 7.7 percent. Savings accounts which included money market accounts decreased by $5.6 million or 6.4 percent and time deposits increased by $9.9 million or 14.9 percent. There was a $3.0 million short term borrowing from the Federal Home Loan Bank as of June 30, 2006.

Total loans, including loans held for sale, increased by $15.2 million or 8.1 percent. The increase was mainly the result of growth in the commercial loans and commercial real estate categories. Stockholders' equity increased by $276 thousand, resulting from earnings of $895 thousand offset by an increase of $64 thousand of unrealized losses on available-for-sale securities, cash dividend paid in the amount of $343 thousand, and the retirement of 10,000 shares or $250 thousand of common stock. Primary and risk based capital were 7.4 percent and 11.1 percent, respectively.

As of June 30, 2006, based on borrowing arrangements with the Federal Home Loan Bank there was unused credit availability of $22.8 million, the Company has sufficient liquidity to withstand any unusual demand for funds without the liquidation of its securities.

The Harbor Bank CDC ("CDC") and The Harbor Bank of Baltimore LLC ("LLC") were established in 2003. The Harbor Bank CDC is a non-profit company established for the purpose of bringing financial assistance to underserved areas in the City of Baltimore. The Corporation has no investments in this company. The Harbor Bank of Maryland, one of the Company's subsidiaries has a $1.3 million loan to the CDC. As of June 30, 2006, the CDC had $9 thousand in operating income and a $25 thousand loss since inception. These numbers exclude any tax benefit that may be available.

The Harbor Bank of Baltimore LLC was established for the purpose of taking advantage of the New Markets Tax Credit program offered by the U.S. Treasury Department for the development of certain targeted markets in the country. In the case of the LLC, the targeted market is the City of Baltimore. The LLC received a $50 million New Market Tax Credit award in September 2004. The LLC funded a $25.0 million loan through a partnership with General Motors Corporation. The Corporation has no investment in this company.

The financial data from these companies is not included in the Company's financial statements.

The Corporation's stock is traded from time to time over the counter, but is not listed on Nasdaq or any exchange or quoted on the OTC Bulletin Board. The last trade of which the Corporation is aware was on June 14, 2006 at a price of $28.00. During the first six months of 2006, other trades are believed to have been made at prices ranging from $25.00 to $29.73.

ITEM 3 Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a – 15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15 under the Securities Act of 1934) for the period ending June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Part II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its Bank subsidiary, at times and in the ordinary course of business, are subject to various pending and threatened legal actions. The relief or damages sought in some of these actions may be substantial. Management considers that the outcome of such actions will not have a material adverse effect on the Company's financial position; however, the Company is not able to predict whether the outcome of such actions may or may not have a material adverse effect on results of operations in a particular future period as the timing and amount of any resolution of such actions and relationship to the future results of operations are not known.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 31(a),(b), Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32(a), (b), 18 U.S.C Section 1350 Certifications

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR BANKSHARES CORPORATION

Date:	August 9, 2006	/s/Joseph Haskins, Jr.

Joseph Haskins, Jr.
Chairman and Chief Executive Officer

Date:	August 9, 2006	/s/Teodoro J. Hernandez

Teodoro J. Hernandez
Vice President and Treasurer