Form 10QSB
period 2006-09-30
HARBOR BANKSHARES CORP
filed 2006-11-14
CIK 889608

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.

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

Yes     X          No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)

Yes          No     X

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, non-voting, $.01 Par value – 33,795 shares as of November 8, 2006.
Common stock, $.01 Par value –641,784 shares as of November 8, 2006.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

INDEX

PART I		FINANCIAL INFORMATION

	Item 1	Financial Statements

Consolidated Statements of Financial Condition – September 30, 2006 (Unaudited) and December 31, 2005

Consolidated Statements of Income, (Unaudited) – Three months Ended September 30, 2006 and 2005

Consolidated Statement of Income, (Unaudited) Nine months Ended September 30, 2006 and 2005.

Consolidated Statement of Cash Flows (Unaudited) – Nine months Ended September 30, 2006 and 2005

Notes to Unaudited Consolidated Financial Statements

	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Item 3	Controls and Procedures

PART II		OTHER INFORMATION

SIGNATURES

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2006	December 31, 2005

	(Unaudited)
	Dollars in Thousands
ASSETS
Cash and Due from Banks	$7,892	$7,334
Federal Funds Sold	3,664	15,625
Investment Securities:
Held to maturity at amortized cost (none as of September 30, 2006 and $30 as of December 31, 2005)	—	30
Available for Sale, at fair value	26,316	26,117

Total Investment Securities	26,316	26,147

Loans Held for Sale	—	716
Loans	201,295	190,279
Allowance for Loan Losses	(2,179)	(2,059)

Net Loans	199,116	188,220
Property and Equipment – Net	7,563	7,526
Goodwill	2,506	2,506
Intangible Assets	403	463
Bank-owned Life Insurance	4,297	4,179
Accrued Interest Receivable and Other Assets	5,028	3,920

TOTAL ASSETS	$256,785	$256,636

LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits:
Non-Interest Bearing Demand	$36,490	$50,433
Interest Bearing Transaction Accounts	19,937	25,562
Savings	88,691	87,499
Time, $100,000 or more	49,965	32,810
Other Time	34,195	33,540

Total Deposits	229,278	229,844

Junior Subordinated Debentures	7,217	7,217
Accrued Interest and Other Liabilities	2,441	2,621

TOTAL LIABILITIES	238,936	239,682

STOCKHOLDERS' EQUITY
Common stock, – par value $.01 per share:
Authorized 10,000,000 shares; issued and outstanding 641,784 at September 30, 2006 and 651,784 at December 31, 2005
and 33,795 common non-voting at September 30, 2006 and
December 31, 2005	6	7
Paid-in Capital	6,405	6,616
Retained Earnings	11,835	10,853
Accumulated other comprehensive loss	(397)	(522)

TOTAL STOCKHOLDERS' EQUITY	17,849	16,954

TOTAL LIABILITIES and STOCKHOLDERS'
EQUITY	$256,785	$256,636

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30
	2006	2005

	(Unaudited) Dollars in Thousands Except Per Share Data

INTEREST INCOME
Interest and Fees on Loans	$4,279	$3,512
Interest on Investment Securities (Taxable)	209	211
Interest on Federal Funds Sold	88	46
Other Interest Income	8	7

TOTAL INTEREST INCOME	4,584	3,776

INTEREST EXPENSE
Interest on Deposits:
Savings	731	359
Interest Bearing Transaction Accounts	15	16
Time $100,000 or More	475	171
Other Time	376	329
Interest Other Borrowed Money	14	2
Interest on Junior Subordinated Debentures	149	116

TOTAL INTEREST EXPENSE	1,760	993

NET INTEREST INCOME	2,824	2,783
Provision for Loan Losses	61	110

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,763	2,673
NON-INTEREST INCOME
Service Charges on Deposit Accounts	190	212
Other Income	742	197

TOTAL NON-INTEREST INCOME	932	409

NON-INTEREST EXPENSE
Salaries and Employee Benefits	1,116	1,110
Advertising	104	89
Occupancy Expense of Premises	364	304
Equipment Expense	92	75
Professional Cost	187	92
Data Processing Expense	303	281
Contributions	302	3
Other Expenses	539	361

TOTAL NON-INTEREST EXPENSES	3,007	2,315

INCOME BEFORE INCOME TAXES	688	767
Applicable Income Taxes	259	273

NET INCOME	$429	$494

BASIC EARNINGS PER SHARE	$0.64	$0.71
DILUTED EARNINGS PER SHARE	$0.60	$0.67
Dividends Declared per Share	—	—

See Notes to Unaudited Consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30

	2006	2005

	(Unaudited) Dollars in Thousands Except Per Share Data

INTEREST INCOME
Interest and Fees on Loans	$12,103	$10,072
Interest on Investment Securities (Taxable)	625	639
Interest on Deposits in Other Banks	1	18
Interest on Federal Funds Sold	266	92
Other Interest Income	25	17

TOTAL INTEREST INCOME	13,020	10,838

INTEREST EXPENSE
Interest on Deposits:
Savings	1,954	938
Interest Bearing Transaction Accounts	41	43
Time $100,000 or More	1,050	456
Other Time	1,054	840
Interest Other Borrowed Money	55	15
Interest on Junior Subordinated Debentures	420	319

TOTAL INTEREST EXPENSE	4,574	2,611

NET INTEREST INCOME	8,446	8,227
Provision for Loan Losses	196	350

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	8,250	7,877
NON-INTEREST INCOME
Service Charges on Deposit Accounts	546	699
Other Income	1172	649
Loss on Sale of Loans	(2)	—

TOTAL NON-INTEREST INCOME	1,716	1,348

NON-INTEREST EXPENSE
Salaries and Employee Benefits	3,460	3,308
Advertising	300	285
Occupancy Expense of Premises	1013	764
Equipment Expense	262	241
Professional Cost	316	401
Data Processing Expense	852	807
Contributions	311	7
ATM Loss	—	225
Other Expenses	1,373	1,102

TOTAL NON-INTEREST EXPENSES	7,887	7,140

INCOME BEFORE INCOME TAXES	2,079	2,085
Applicable Income Taxes	755	759

NET INCOME	$1,324	$1,326

BASIC EARNINGS PER SHARE	$1.95	$1.92
DILUTED EARNINGS PER SHARE	$1.84	$1.80
Dividends Declared per Share	$0.50	$0.40

See notes to unaudited consolidated Financial Statements

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2006	2005

	(Unaudited) Dollars in Thousands

OPERATING ACTIVITIES
Net Income	$1,324	$1,326
Adjustments to Reconcile Net Income to Net Cash
And Cash Equivalents Provided by Operating
Activities:
Stock based compensation	26
Proceeds from the Sale of Loans Held for Sale	714	111
Increase in bank-owned life insurance policies	(118)	(117)
Loss on sale of loans	2	—
Provisions for loan losses	196	350
Depreciation and Amortization	738	533
(Increase) Decrease in Interest Receivable and Other Assets	(1,134)	732
(Decrease) Increase in Interest Payable and Other Liabilities	(180)	244

Net Cash Provided by Operating Activities	1,568	3,179

INVESTING ACTIVITIES
Net decrease in Deposits at Other Banks	—	1,279
Proceeds from Matured Securities and Principal Payments	15	2,008
Net Increase in Loans	(11,112)	(20,447)
Purchase of Premises and Equipment	(715)	(2,580)

Net Cash Used in Investing Activities	(11,812)	(19,740)

FINANCING ACTIVITIES
Net (Decrease) Increase in Non-Interest Bearing
Transaction Accounts	(13,943)	1,244
Net (Decrease) Increase in Interest Bearing
Transaction Accounts	(5,625)	6,182
Net Increase (Decrease) in Savings Deposits	1,192	(4,737)
Net Increase in Time Deposits	17,810	5,287
Short Term Borrowings	—	3,000
Payment of Cash Dividends	(343)	(282)
Retirement of Common Stock	(250)	(775)
Proceeds from the Sale of Common Stock	—	172

Net Cash (Used) Provided by Financing Activities	(1,159)	10,091

Decrease in Cash and Cash Equivalents	(11,403)	(6,470)
Cash and Cash Equivalents at Beginning of Period	22,959	16,714

Cash and Cash Equivalents at End of Period	$11,556	$10,244

See notes to unaudited consolidated Financial Statements

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
For the Three Months and Nine Months Ended September 30, 2006

Note A: Basis of Presentation

The accompanying unaudited consolidated financial statements of Harbor Bankshares Corporation and subsidiaries (The "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10 – QSB. Accordingly, they do not include all the information required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The enclosed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company’s Annual Report on Form 10 – KSB for the year ended December 31, 2005. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2006.

Note B: Comprehensive Income

The Company’s comprehensive income consists of its net income and unrealized holding losses on its available for sale securities, net of taxes.
Presented below is a reconciliation of net income to comprehensive income.

	Three Months Ended September		Nine Months Ended September

	2006	2005	2006	2005

Net Income	$429	$494	$1,324	$1,326

Unrealized (loss) gains on securities
Available-for-sale	312	(274)	206	(798)

Related Income Tax (benefit) expense	123	(108)	81	(315)

	189	(166)	125	(483)

Total Comprehensive Income	$618	$328	$1,449	$843

See notes to unaudited consolidated Financial Statements

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

EARNINGS PER SHARE

Note C:	Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of potentially dilutive transactions or conversions. The computation of diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method, which could occur if contracts to issue common stock, such as stock options, were exercised and shared in corporate earnings. At September 30, 2006 and 2005, there were no antidilutive options to purchase common shares.

The following table presents a summary of per share data and amounts for the period indicated: (amount in thousands except per-share data)

	Three Months Ended September 30		Nine Months Ended September 30

	2006	2005	2006	2005

Basic:

Net income applicable to common stock	$429	$494	$1,324	$1,326

Average common shares outstanding	675	693	677	692

Basic earnings per share	$.64	$.71	$1.95	$1.92

Diluted:

Net income applicable to common stock	$429	$494	$1,324	$1,326

Average common shares outstanding	675	693	677	692

Stock option adjustment	41	46	41	46

Diluted average common shares outstanding	716	739	718	738

Diluted earnings per share	$.60	$.67	$1.84	$1.80

See notes to unaudited consolidated Financial Statements

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Note D:

EMPLOYEE STOCK-BASED COMPENSATION

Effective on January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (Statement 123R), which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Previously, the Company accounted for stock-based compensation plans and the employee stock purchase plan in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations and provided the required pro forma disclosures of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation". The Company elected to adopt the modified prospective-transition method as provided by Statement 123R. Under this transition method, compensation cost recognized during 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The effect of applying Statement 123R was a decrease in net income of $0 and $26 thousand net of taxes for the three and nine month period ended September 30, 2006, or $0.00 and $0.04 per basic and diluted share respectively. Results for prior periods have not been restated.

The following table illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of Statement 123R to stock-based employee compensation for the period ended September 30, 2005:

	Three months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported	$494	$1,326
Add: Stock-based compensation cost included in net loss, net of taxes	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(12)	(36)

Pro forma net income attributable to common stockholders	$482	$1,290

Net income attributable to common stockholders:
Basic – as reported	$0.71	$1.92

Diluted – as reported	$0.67	$1.80

Basic – pro forma	$0.69	$1.86

Diluted – pro forma	$0.65	$1.75

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

The following are the assumptions made in computing the fair value of stock-based awards:

	Nine months ended September 30,

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

A summary of stock option activity during the nine months ended September 30, 2006 and related information is included in the table below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2006	132,741	16.24	$2,159,300
Granted	6,043	25.00	151,075
Exercised	—
Forfeited	(15,500)	16.19	(250,945)

Outstanding at September 30, 2006	123,284	16.70	2,059,430

Exercisable at September 30, 2006	123,284	16.70	$2,059,430

Weighted-average remaining contractual life	7.6

The weighted average grant date fair value of options granted during the nine month period ended September 30, 2006 was $25.00 per share. All options granted have an exercise price equal to the fair value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of September 30, 2006 ranged from $15.24 to $25.00 as follows:

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding

$15.24 – $17.35	99,853	$15.45	5.10
$18.00 – $21.69	12,497	$20.24	7.40
$23.04 – $25.00	10,934	$24.44	9.48

	123,284

Note E:

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new account principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first year presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate complements of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period – specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 "Accounting Changes," requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not significantly impact the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

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

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 is effective for us in the first quarter of fiscal 2008. We are evaluating the impact if any of FIN 48 on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans" (an amendment of FASB Statements No. 87, 88, 106, and 132R) (SFAS 158). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's under funded status, measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be report in our comprehensive income and as a separate component of stockholders' equity. SFAS 158 is effective for us in the fourth quarter of fiscal 2007. The Company does not offer any defined benefit retirement plans and therefore believes this new accounting standard will have no impact on its financial condition or results of operation.

In September 2006, the SEC's Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB No. 108"), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company believes the adoption of SAB No. 108 will have no material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS N. 123 (R) and related interpretations and pronouncements that require or permit effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position, results of operations, or cash flows.

Part I.   FINANCIAL INFORMATION

Item 2   Managements Discussion and Analysis of Financial Condition and Results of Operations

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

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

Harbor Bankshares Corporation earnings for the third quarter of 2006 totaled $429 thousand, a decrease of $65 thousand or 13.2 percent when compared to the third quarter of 2005. Net interest income increased by $41 thousand or 1.5 percent. Non-interest income increased by $523 thousand or 127.9 percent mainly due to fees in the amount of $514 thousand resulting from the lending activity from one of the Corporation's subsidiaries, The Harbor Bank of Baltimore, LLC, ("The LLC"). Non-interest expenses increased by $692 thousand or 29.9 percent mainly related to expenses resulting from contributions to the non-profit subsidiary and expenses related to the operation of the LLC. The provisions for loan losses decreased by $49 thousand or 44.5 percent.

Year to date earning as of September 30, 2006 were $1.3 million reflecting a decrease of $2 thousand or .15 percent when compared to the first nine months of 2005. The annualized return on average assets (ROAA) and average stockholders equity (ROAE) were .69 percent and 10.3 percent respectively, compared to .74 percent and 10.9 percent achieved during the first nine months of 2005.

For the first nine months of 2006, net interest income increased by $219 thousand or 2.7 percent. Interest and fees on loans increased by $2.0 million or 20.2 percent as a result of the growth in the portfolio and interest rate increases. Investment income decreased by $14 thousand or 2.2 percent. Interest on federal funds sold increased by $174 thousand or 189.1 percent resulting from higher balances and rates. Interest expense increased by $2.0 million or 75.2 percent. Interest on time deposits increased by $808 thousand or 62.3 percent. Interest expense on saving accounts increased by $1.0 million or 108.3 percent. Time deposits increased by $17.8 million or 26.8 percent when compared to December 31, 2005. This increase, combined with higher rates for both, time and savings deposits were the main reason for overall increase in interest expense. The interest expense on borrowed funds was $55 thousand. The interest expense for the junior subordinated floating rate debentures increased by $101 thousand or 31.7 percent due to higher interest rates.

For the third quarter of 2006, when compared to the same period for 2005, net interest income increased by $41 thousand or 1.8 percent. Interest and fees on loans increased by $767 thousand or 21.8 percent resulting from portfolio growth and rate increases. Investment income at $209 thousand decreased by $2 thousand or .94 percent. Federal fund sold income increased by $42 thousand or 91.3 percent. Interest expense increased by $767 thousand or 77.2 percent mainly due to higher rates on time and savings deposits. Interest expense on time deposits increased by $351 thousand or 70.2 percent due to higher rates and increased balances. Interest expense on savings accounts increased by $372 thousand or 103.6 percent mainly due to higher interest rates. The interest expense on borrowed funds for the period was $14 thousand. The interest expense for the junior subordinated debentures increased by $33 thousand or 28.4 percent due to higher interest rates.

As of September 30, 2006, the provision for loan losses was $196 thousand compared to $350 thousand for the same period in 2005. Charge-offs totaled $104 thousand reflecting an increase of $26 thousand when compared to the $78 thousand charged-off during the same period in 2005. Recoveries for the period were $28 thousand, compared to $76 thousand recovered during the first nine months of 2005.

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

This analysis is used to validate the loan loss reserve matrix as well as assist in establishing overall lending direction. In Management’s opinion, the allowance for loan losses as of September 30, 2006 is adequate. There were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance during the period.

Back to Contents

Non-performing assets consist of non-accruing loans, loans past due 90 days or more but still accruing, restructured loans, and foreclosed real estate.

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

The following table shows the non-performing assets as of September 30, 2006 compared to December 31, 2005.

	September 30, 2006	December 31, 2005

	(In Thousands)

Non-accruing Loans	$260	$558
Past Due 90 days or more	19	18
Restructured loans	—	—

Total non-performing loans	279	576
Foreclosed real estate	—	—

Total non-performing assets	$279	$576

Non-performing loans to total loans	0.14%	0.30%
Non-performing assets to total assets	0.11%	0.22%
Allowance for loan losses to non-performing loans	781.00%	357.50%

For the first nine months of 2006, when compared to the same period for 2005, non-interest income increased by $368 thousand or 27.3 percent. Service charges on deposit accounts decreased by $153 thousand or 21.9 percent, mainly related to decreases in the returned check fees charges. Other income increased by $523 thousand or 80.6 percent mainly due to fees in the amount of $514 thousand resulting from the lending activity of one of the Corporation's subsidiaries, The Harbor Bank of Baltimore, LLC. There was a loss of $2 thousand on the sale of loans. Salary and employee benefits at $3.5 million increased by $152 thousand or 4.6 percent when compared to the same period of 2005. Advertising cost of $300 thousand increased by $15 thousand or 5.3 percent. Occupancy expense increased by $249 thousand or 32.6 percent reflecting the cost associated with the renovation of the Company's headquarters building and the opening of a new branch facility in October 2005. Equipment expenses increased by $21 thousand or 8.7 percent. Professional costs decreased by $85 thousand or 21.2 percent. Data processing fees increased by $45 thousand or 5.6 percent. Contributions increased by $304 thousand resulting from a $300 thousand contribution to the non-profit subsidiary, the Harbor Bank CDC. Other expenses increased by $271 thousand or 24.6 percent mainly due to operating expenses of the LLC. Included in this non-interest expense for 2005, is a loss of $225 thousand resulting from the final settlement of an ATM shortage matter.

For the third quarter of 2006, when compared to the same period for 2005, non-interest income increased by $523 thousand mainly due to the fees received from the LLC. Service charges on deposit accounts decreased by $22 thousand or 10.4 percent mainly related to the retuned check fees charges. Other income increased by $545 thousand from $197 thousand (see explanation above). Salary and employee benefits increased by $6 thousand or 0.5 percent and advertising cost increased by $15 thousand or 16.9 percent. Occupancy expenses increased by $60 thousand or 19.7 percent reflecting the cost associated with renovation expenses and branch expansion. Equipment expenses increased by $17 thousand or 18.5 percent. Professional costs increased by $95 thousand or 37.0 percent. Data processing expense increased by $22 thousand or 7.8 percent. Contributions increased by $299 thousand mainly due to a $300 thousand contribution to the non-profit subsidiary. Other expenses increased by $178 thousand or 49.5 percent mainly due to operating expenses related to the LLC.

As of September 30, 2006, total deposits were $229.3 million, reflecting a decrease of $566 thousand when compared to deposits as of December 31, 2005. Non-interest bearing deposits decreased by $13.9 million or 27.6 percent. Interest bearing transaction accounts decreased by $5.6 million or1.4 percent. Savings accounts which included money market accounts increased by $1.2 million or 22.0 percent and time deposits increased by $17.8 million or 26.8 percent.

Total loans, including loans held for sale, increased by $10.3 million or 5.4 percent. The increase was mainly the result of growth in the commercial loans and commercial real estate categories. Stockholders' equity increased by $895 thousand, resulting from earnings of $1.3 million offset by a decrease of $125 thousand of unrealized losses on available-for-sale securities, offset by cash dividends paid in the amount of $343 thousand, and the retirement of 10,000 shares or $250 thousand of common stock. Primary and risk based capital were 7.5 percent and 11.5 percent, respectively.

Back to Contents

HARBOR BANKSHARES CORPORATION AND SUBSIDIARIES

As of September 30, 2006, based on borrowing arrangements with the Federal Home Loan Bank there was unused credit availability of $25.7 million. As of that date, the Company had sufficient liquidity to withstand any unusual demand for funds without the liquidation of its securities.

The Harbor Bank CDC ("CDC") and The Harbor Bank of Baltimore LLC were established in 2003. The Harbor Bank CDC is a non-profit company established for the purpose of bringing financial assistance to underserved areas in the City of Baltimore. The Corporation has no investments in the CDC. The Harbor Bank of Maryland, one of the Company's subsidiaries has a $1.0 million loan to the CDC. As of September 30, 2006, the CDC had $7 thousand in operating income and a $25 thousand loss since inception. These numbers exclude any tax benefit that may be available.

The Harbor Bank of Baltimore LLC was established for the purpose of taking advantage of the New Markets Tax Credit program offered by the U.S. Treasury Department for the development of certain targeted markets in the country. In the case of the LLC, the targeted market is the City of Baltimore. The LLC received a $50 million New Market Tax Credit award in September 2004. The LLC has funded a $25.0 million loan through a partnership with General Motors Corporation, and a $10 million loan with Presidential Partners, a real estate development company.

The Company’s stock is traded from time to time over the counter, but is not listed on Nasdaq or any exchange or quoted on the OTC Bulletin Board. The last trade of which the Company is aware was on November 1, 2006 at a price of $28.50. During the first nine months of 2006, other trades are believed to have been made at prices raging from $25.00 to $31.00.

ITEM 3   Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a – 15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15 under the Securities Act of 1934) for the period ending September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Effective October 30, 2006, we converted from Fidelity Information Systems to FISERV as a third party vendor. This conversion is monitored daily, and no changes in the internal controls are expected.

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

HARBOR BANKSHARES CORPORATION

Date:	November 13, 2006	/s/Joseph Haskins, Jr.

Joseph Haskins, Jr. Chairman and Chief Executive Officer

Date:	November 13, 2006	/s/Teodoro J. Hernandez

Teodoro J. Hernandez Vice President and Treasurer